Form 10QSB
period 1999-06-30
IJC VENTURES CORP
filed 1999-08-13
CIK 1085774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES AND
                              EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1999

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE
                                  EXCHANGE ACT

            For the transition period _____________ to _____________

                         Commission file number 0-30108

                               IJC VENTURES CORP.
              (Exact name of Small Business Company in its charter)


                  FLORIDA                                   65-0911072
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                   Identification No.)

      7695 S.W. 104th Street,Miami. Florida                   33156
    (Address of principal executive offices)                (Zip Code)

         Registrant's Telephone number, including area code: (305) 663-3333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing
requirements for the past thirty days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 5,000,000 Shares of Common Stock ($.001 par value)


Transitional  Small  Business  Disclosure  Format  (check  one): Yes    No X
                                                                    ---   ---

                               IJC VENTURES CORP.


PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of
                 financial condition and results of operations

PART  II:        Other Information

                               IJC VENTURES CORP.
                          (A DEVELOPMENT STATE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS
                                     ------


Current Assets:
   Total Current Assets                                          $     -
                                                                 ----------

         TOTAL ASSETS                                            $     -
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Total Current Liabilities                                     $     -
                                                                 ----------

         TOTAL LIABILITIES                                       $     -
                                                                 ----------

Stockholders' Equity:
   Capital Stock -
      Preferred stock, $.005 par value
      500,000 shares authorized,
      500,000 shares issued and outstanding                      $    2,500

      Common stock, $.00005 par value
      200,000 shares authorized,
      5,000,000 shares issued and outstanding                         2,500

      Capital in excess of par value                                    900

      (Deficit) accumulated during development stage                 (5,900)

         Total Stockholders' Equity                              $     -
                                                                 ----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                    $     -
                                                                 ==========


See accompanying Notes to Financial Statements.

                               IJC VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
      FOR THE SIX MONTHS AND THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998



                                     SIX MONTHS ENDED               THREE MONTHS ENDED
                                         JUNE 30,                          JUNE 30,
                                     1999           1998               1999          1998
                                -------------- --------------    --------------  ------------
Operating Expenses              $      --      $      --         $      --       $     --
                                -----------    -----------       -----------     -----------

Income (loss) from operations   $      --      $      --         $      --       $     --

RETAINED EARNINGS
(DEFICIT), BEGINNING
OF PERIOD                            (5,900)        (5,000)           (5,900)        (5,000)
                                -----------    -----------       -----------     -----------

RETAINED EARNINGS
(DEFICIT), END OF
PERIOD                          $    (5,900)   $    (5,000)      $    (5,900)    $   (5,000)
                                ===========    ===========       ===========     ===========


Per share information:
   Basic and diluted (loss)
   per common share             $      --      $      --         $      --       $     --
                                ===========    ===========       ===========     ===========

Weighted average shares
   outstanding                    5,000,000      5,000,000         5,000,000      5,000,000
                                ===========    ===========       ===========     ===========


See accompanying Notes to Financial Statements.

                               IJC VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                            1999        1998
                                                         ---------   ---------
Cash Flows From Operating Activities:
   Net Income (Loss)                                     $    --     $    --
      Adjustments to reconcile net income to net cash
         provided by operating activities                     --          --
                                                         ---------   ---------

         Net Cash Provided By (Used By)
            Operating Activities                         $    --     $    --
                                                         ---------   ---------

Cash Flows From Investing Activities:
   Net cash provided by (used in) investing activities   $    --     $    --
                                                         ---------   ---------

Cash Flows From Financing Activities:
   Net cash provided by (used in) financing activities   $    --     $    --
                                                         ---------   ---------

   Net increase in cash and cash equivalents             $    --     $    --

Cash and Cash Equivalents at the
   Beginning of the Period                                    --          --
                                                         ---------   ---------

Cash and Cash Equivalents at the
   End of the Period                                     $    --     $    --
                                                         =========   =========

Additional Cash Flow Information:
   Cash paid during the period for:
      Interest (noncapitalized)                          $    --     $    --
      Income taxes                                       $    --     $    --


See accompanying Notes to Consolidated Financial Statements.

                               IJC VENTURES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     1.  Organization -
         --------------

         The Company was incorporated in Florida on July 9, 1993 as Software in Motion, Inc. and on November 5, 1998 effected a name change to IJC Ventures, Inc. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

      2. Intangible Assets -
         -------------------
         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

      3. Income Per Share -
         ------------------
         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

      4. Cash -
         ------
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      5. Use of Estimates -
         ------------------
         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


IJC Ventures Corp.
Notes to Financial Statements (Continued)                         June 30, 1999

      6. Financial Instruments -
         -----------------------
         The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

      7. Stock-Based Compensation -
         --------------------------
         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during any period presented.

      8. Comprehensive Income -
         ----------------------
         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

      9. Costs of Computer Software -
         ----------------------------
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internaluse software costs should be capitalized and when these costs should be expensed as incurred.

         Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

     10. Segments -
         ----------
         Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131


IJC Ventures Corp.
Notes to Financial Statements (Continued)                         June 30, 1999

         establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 13 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

     11. Pensions and Other Post-Retirement Benefits -
         ---------------------------------------------
         Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for PostRetirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

         The Company has not initiated benefit plans to date which would require disclosure under the statement.

     12. Derivative Instruments -
         ------------------------
         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

NOTE B - STOCKHOLDERS' EQUITY

         On January 3, 1994 the Company issued 500,000 shares of its preferred stock valued at $2,500 and 5,000,000 shares of its common stock valued at $2,500 to its founders in exchange for services. During the year ended December 31, 1998, the Company's principal shareholder paid expenses of the Company amounting to $900. The stockholder does not expect repayment of the expenses paid and the Company has recorded the expenses as a contribution to its capital by the shareholder.


IJC Ventures Corp.
Notes to Financial Statements (Continued)                          June 30, 1999


NOTE C - RELATED PARTY TRANSACTIONS
-----------------------------------

         The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Comapny. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

NOTE D - INTERIM FINANCIAL STATEMENTS
-------------------------------------

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

         Basic loss per share was computed using the weighted average number of common shares outstanding.

Item  2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

         Plan of Operation
         -----------------

         IJC Ventures Corp. (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

         The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.


         Year 2000 Issues
         ----------------

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company' s minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings.


     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.


     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.


     (Not applicable)

Item 5. Other Information.


     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.


     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  August 11, 1999                         /s/ Eric P. Littman
                                               --------------------------
                                               Eric P. Littman, President