Form 10QSB
period 1999-09-30
IJC VENTURES CORP
filed 1999-11-09
CIK 1085774

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 1999

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


             1415 West Georgia Street, Vancouver, BC Canada V6G 3C8
              (Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code:(604) 760-3202

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 5,000,000 Shares of Common Stock ($.001 par value)


Transitional Small Business Disclosure Format (check one):
Yes [ ]           No  [X]

                               IJC VENTURES CORP.


PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's discussion and analysis of
                 financial condition and results of operations

PART  II:        Other Information


                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STATE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                               SEPTEMBER 30, 1999
                               ------------------


                                     ASSETS
                                     ------
Current Assets:
---------------
   Total Current Assets                                                 $    --
                                                                        -------

         TOTAL ASSETS                                                   $    --
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
   Total Current Liabilities                                            $    --
                                                                        -------

         TOTAL LIABILITIES                                              $    --
                                                                        -------

Stockholders' Equity:
---------------------
   Capital Stock -
      Preferred stock, $.01 par value
      500,000 shares authorized,
      500,000 shares issued and outstanding                             $ 2,500

      Common stock, $.01 par value
      200,000,000 shares authorized,
      5,000,000 shares issued and outstanding                             2,500

      Capital in excess of par value                                        900

      (Deficit) accumulated during development stage                     (5,900)

         Total Stockholders' Equity                                     $    --
                                                                        -------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                           $    --
                                                                        -------


See accompanying Notes to Financial Statements.



                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
            --------------------------------------------------------
   FOR THE NINE MONTHS AND THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
   --------------------------------------------------------------------------



                                    NINE MONTHS ENDED              THREE MONTHS ENDED
                                    -----------------              ------------------
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                       -------------                  -------------
                                   1999           1998           1999            1998
                                --------------------------------------------------------
Operating Expenses              $        --    $        --    $        --    $        --
                                -----------    -----------    -----------    -----------

Income (loss) from operations   $        --    $        --    $        --    $        --

RETAINED EARNINGS
(DEFICIT), BEGINNING
OF PERIOD                            (5,900)        (5,000)        (5,900)        (5,000)
                                -----------    -----------    -----------    -----------

RETAINED EARNINGS
(DEFICIT), END OF
PERIOD                          $    (5,900)   $    (5,000)   $    (5,900)   $    (5,000)
                                ===========    ===========    ===========    ===========


Per share information:
   Basic and diluted (loss)
   per common share             $        --    $        --    $        --    $        --
                                ===========    ===========    ===========    ===========

Weighted average shares
   outstanding                    5,000,000      5,000,000      5,000,000      5,000,000
                                ===========    ===========    ===========    ===========

See accompanying Notes to Financial Statements.


                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------




                                                                                     1999          1998
                                                                                 -------------   ---------
Cash Flows From Operating Activities:
-------------------------------------
   Net Income (Loss)                                                             $          --   $      --
      Adjustments to reconcile net income to net cash
         provided by operating activities                                                   --          --
                                                                                 -------------   ---------

         Net Cash Provided By (Used By)
            Operating Activities                                                 $          --   $      --
                                                                                 -------------   ---------

Cash Flows From Investing Activities:
-------------------------------------
   Net cash provided by (used in) investing activities                           $          --   $      --
                                                                                 -------------   ---------

Cash Flows From Financing Activities:
-------------------------------------
   Net cash provided by (used in) financing activities                           $          --   $      --
                                                                                 -------------   ---------

   Net increase in cash and cash equivalents                                     $          --   $      --

Cash and Cash Equivalents at the
   Beginning of the Period                                                                  --          --
                                                                                 -------------   ---------

Cash and Cash Equivalents at the
   End of the Period                                                             $          --   $      --
                                                                                 =============   =========

Additional Cash Flow Information:
---------------------------------
   Cash paid during the period for:
      Interest (non-capitalized)                                                 $          --   $      --
      Income taxes                                                               $          --   $      --

See accompanying Notes to Consolidated Financial Statements.

                               IJC VENTURES CORP.
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  --------------------------------------------


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

IJC Ventures Corp.
Notes to Financial Statements (Continued)                     September 30, 1999

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

      9. Costs of Computer Software -
         ----------------------------

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

         Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

IJC Ventures Corp.
Notes to Financial Statements (Continued)                     September 30, 1999

     10. Segments -
         ----------

         Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 13 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

     11. Pensions and Other Post-Retirement Benefits -
         ---------------------------------------------

         Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

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

IJC Ventures Corp.
Notes to Financial Statements (Continued)                     September 30, 1999

NOTE B - STOCKHOLDERS' EQUITY
-----------------------------

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

NOTE C - RELATED PARTY TRANSACTIONS
-----------------------------------

         The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

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

         Liquidity and Capital Resources
         -------------------------------

         At September 30, 1999, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

         Year 2000 Issues
         ----------------

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third parties.


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

     (b) Reports on Form 8-K

     The registrant incorporates by reference its 8K filed with the SEC on September 15, 1999.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  November 8, 1999                     /s/ John Meyer
                                            --------------
                                            John Meyer, President