Form 10KSB
period 1999-12-31
IJC VENTURES CORP
filed 2000-03-07
CIK 1085774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   000-30108

                               IJC VENTURES CORP.
                               ------------------
                     (Name of small business in its charter)

              Florida                         65-0911072
              -------                         ----------
   (State or other jurisdiction             (IRS Employer
          of Incorporation)              Identification No.)

                     114 West Magnolia Street, Suite 400-117
                                -----------------
            Address of Principal Executive Office (street and number)


                              Bellingham. WA 98225
                              --------------------
                            City, State and Zip Code

Issuer's telephone number: (360) 392-2868

Securities registered under Section 12(b) of the Act:

         None

Securities to be registered under Section 12(g) of the Act:

           Common Stock, par value $.01


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         State issuer's revenue for its most recent fiscal year: $  -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): -0-

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of February 29, 2000.

         (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.


                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General
-------

       The Company was incorporated under the laws of the State of Florida on July 9, 1993, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

         The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         As of the end of its fiscal year ending December 31, 1999, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

         It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

         (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources; and

         (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

         (5) The availability of audited financial statements for the business opportunity; and

         (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition
-------------------

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

         It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

Employees
---------

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

         (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

         (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

         (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.        DESCRIPTION OF PROPERTY.

         The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 114 West Magnolia Street, Suite 400-117, Bellingham, WA 98225 which is the address of its president. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number there is (360) 392-2868.

ITEM 3.        LEGAL PROCEEDINGS.

       The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

                                     Part II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Although the Company's shares have been approved for trading on the OTC Bulletin Board under the trading symbol "IJCV," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 40 persons.

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations
---------------------

         During the period from December 31, 1998 through December 31, 1999, the

Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

         The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing
-----------------------------

         The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

       The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

       Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company did not incur any material expenses with respect to Year 2000 issues and as of this date, did not encounter any Year 2000 issues.

ITEM 7.        FINANCIAL STATEMENTS.

Index to Financial Statements

Report of Independent Certified Public Accountant
Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
IJC Ventures, Inc.


We have audited the balance sheet of IJC Ventures, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the and each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of IJC Ventures, Inc. as of December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                        James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants


Denver, Colorado
January 12, 1999



                               IJC Ventures Corp.
                          (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1999 and 1998

          ASSETS
          ------

Current assets:                       1999        1998
                                      ----        ----

      Total
current assets                      $   0.00    $   0.00
                                    --------    --------

Total assets                        $      0    $      0
                                    ========    ========

     LIABILITIES AND
     ---------------
      STOCKHOLDERS'
      -------------
          EQUITY
          ------
Current
liabilities:
      Total
current
liabilities                         $   0.00    $   0.00
                                    --------    --------

Stockholders'
equity:

 Preferred stock,
$.01 par value,
  500,000 shares
authorized,
500,000 shares
  issued and
outstanding                            2,500       2,500

 Common stock,
$.01 par value,
  200,000,000
shares authorized,
5,000,000 shares
  issued and
outstanding                            2,500       2,500
 Additional
paid-in capital                        1,500         900
 (Deficit)
accumulated during
  development stage                   (6,500)     (5,900)

                                    $   0.00    $   0.00
                                    --------    --------

                                    $      0    $      0
                                    ========    ========


                 See accompanying notes to financial statements.


                               IJC Ventures Corp.
                          (A Development Stage Company)
                            Statements of Operations
                     Years Ended December 31, 1999 and 1998

                                                            Period
                                                             From
                                Year           Year        Inception
                                Ended        Ended on          To
                             December 31,   December 31,  December 31,
                                 1999          1998          1999
                                 ----          ----          ----
Operating expenses             $     600   $     900      $   6,500
                               ---------   ---------      ---------

(Loss from
operations) and net
(loss)                         $    (600)  $    (900)     $  (6,500)
                               =========   =========      =========

Per share
information:
 Basic and diluted
(loss) per common
share                          $       0   $       0      $       0
                               =========   =========      =========

 Weighted average
shares outstanding             5,000,000   5,000,000      5,000,000
                               =========   =========      =========


                 See accompanying notes to financial statements.

                               IJC Ventures Corp.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
        For the Period From Inception (July 9, 1993) to December 31, 1999


                                                                                  Deficit
                                                                                Accumulated
                                                                    Additional     During
                             Common Stock         Preferred Stock     Paid In   Development
                           Shares    Amount       Shares  Amount      Capital      Stage     Total
                           ------    ------       ------  ------      -------      -----     -----
       ACTIVITY
Preferred shares
issued for
services
  on January 3,
1994 at $.005 per
share                      500,000    2,500           0    $     0    $     0  $      0   $  2,500

Common shares
issued for
services
  on January 3,
1994 at $.0005
per share                        0       0    5,000,000      2,500          0         0      2,500

Net (loss) for
the year
 ended December
31, 1994                         0       0            0          0          0    (5,000)    (5,000)
                          --------  ------  -----------   --------    -------  --------   --------
Balance December
31, 1994 through
 December 31,
1997                       500,000   2,500    5,000,000      2,500          0    (5,000)         0

Contribution of
capital by
  major
shareholder
share                                                                               900        900

Net (loss) for
the year
 ended December
31, 1998                         0       0            0          0          0      (900)      (900)

Balance, December
31, 1998                   500,000   2,500    5,000,000      2,500        900    (5,900)         0
                          --------  ------  -----------   --------    -------  --------   --------

Contribution of
capital by
  major
shareholder                                                      0        600                  600

Net (loss) for
the year
 ended December
31, 1999                         0       0            0          0          0      (600)      (600)
                          --------  ------  -----------   --------    -------  --------   --------

Balance, December
31, 1999                   500,000   2,500    5,000,000    $ 2,500    $ 1,500  $ (6,500)  $      0
                          ========  ======  ===========   ========    =======  ========   ========


                 See accompanying notes to financial statements.



                               IJC Ventures Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998

                                                               Period
                                                                From
                                          Year      Year     Inception
                                          Ended     Ended        To
                                         December  December   December
                                            31,       31,        31,
                                           1999      1998       1999
                                           ----      ----       ----
Net income (loss)                      $    (600)  $  (900)  $  (6,500)
  Adjustments to reconcile
net income to net
   cash provided by
operating activities:
    Stock issued for services                                    5,000
    Corporate expenses paid
and contributed to capital                   600       900       1,500
                                       ---------   -------   ---------
  Total adjustments                          600       900       6,500
                                       ---------   -------   ---------

  Net cash provided by
(used in) operating activities                 0         0           0
                                       ---------   -------   ---------

Increase (decrease) in cash                    0         0           0

Cash and cash equivalents,
 beginning of period                           0         0           0
                                       ---------   -------   ---------
Cash and cash equivalents,
 end of period                         $       0   $     0   $       0
                                       =========   =======   =========


                 See accompanying notes to financial statements.




                       IJC Ventures Corp.
                  (A Development Stage Company)
                    Statements of Cash Flows
             Years Ended December 31, 1999 and 1998

                                                                Period
                                                                From
                                          Year      Year     Inception
                                          Ended     Ended        To
                                         December  December   December
                                            31,       31,        31,
                                           1999      1998       1999
                                           ----      ----       ----


Supplemental cash flow
information:
   Cash paid for interest              $       0   $     0    $      0
   Cash paid for income
taxes                                  $       0   $     0    $      0







                 See accompanying notes to financial statements.

IJC Ventures, Inc.
Notes to Financial Statements
December 31, 1999


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

         The Company was incorporated in Florida on July 9, 1993 as Software In Motion, Inc. and on November 5, 1998 effected a name change to IJC Ventures, Inc. The Company is in its development stage and to date its activities have been limited to organization and capital formation.


     Loss Per Share:

         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

     Intangible Assets:

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

      Cash:

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Estimates:

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments

         The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock based compensation during any period presented.

New Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. The Company has not engaged in transactions that would generate other comprehensive income as defined in the statement and, therefore, there is no difference between the Company's comprehensive income and net income.

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

         The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

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



Note 2.  Stockholders' Equity.

         On January 3, 1994 the Company issued 500,000 shares of its preferred stock valued at $2,500 and 5,000,000 shares of its common stock valued at $2,500 to its founders in exchange for services. During the year ended December 31, 1998, the Company's principal shareholder paid expenses of the Company amounting to $900. The stockholder does not expect repayment of the expenses paid and the Company has recorded the expenses as a contribution to its capital by the shareholder. Additionally, the stockholder provides office services to the Company that were valued at $600 for the year ended December 31, 1999. No such costs were provided for in periods prior to the year ended December 31, 1999 as the Company was dormant. The stockholder does not expect repayment of the expenses paid and the Company has recorded the expenses as a contribution to its capital by the shareholder.

Note 3. Related Party Transactions.

         The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Company. The fair value of such costs have been estimated to be approximately $50 per month and have been reflected in the accompanying financial statements. The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

                                    Part III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                       Age                   Positions Held

John Meyer                 41                    President/Secretary/Director


         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

         Mr. Meyer has been the Company's sole officer and director of the Company since September 1, 1999. From May 1994 through May 1996, Mr. Meyer was a marketing and sales consultant for Bonanza Management. From May 1996 to the present, he has been president of Micro Management Inc. which is a consulting firm in the business of financing, public relations, investor relations and marketing. From November 1999 to the present Mr. Meyer has been the President of Yellowbubble.com Inc a company whose common stock is listed on the OTC Electronic Bulletin Board. That company is an innovative, technology driven marketing company that is creating a global on-line community of members who are paid to surf the web. From January 2000 to the present, Mr. Meyer has been president of Rabatco, Inc a company whose common stock is listed on the OTC Electronic Bulletin Board Company which is currently in the process of acquiring MindfulEye.com Systems Inc. MindfulEye is a subscription based service for the retail and institutional investment community that will deliver proprietary content directly to subscribers by wireless devices, fax, e-mail and the web.

Compliance With Section 16(a) of the Exchange Act.
-------------------------------------------------

        John Meyer is required to file a Form 5 for the fiscal year ended December 31, 1999 and expects to do so on or before April 15, 2000.

ITEM 10.       EXECUTIVE COMPENSATION.

         No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


Name and                Number of Shares                            Percent of
Address                 Owned Beneficially                          Class Owned

John Meyer              4,821,000                                   96.42%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors
-----------------------------------------

         As permitted by Florida law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest
---------------------

         None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

        Each of the Company's officers and directors also are officers, directors, or both of several other Boulder, Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. However, as of the end of the Company's fiscal year, each of these entities had substantially the same shareholders as the Company, which means that there was no actual conflict of interest between the Company and these other entities as of that time.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    The Exhibits listed below are filed as part of this Annual
Report.


Exhibit No.                    Document


         3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000- 30108

         3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 000-30108

         27       Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 1998.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IJC VENTURES CORP.




                                    By: /s/ John Meyer
                                    (Principal Executive Officer and Director)

                                    Date: March ___, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



__________________                  Director                    3/__/00
John Meyer