Form 10QSB
period 2000-03-31
IJC VENTURES CORP
filed 2000-05-05
CIK 1085774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For  the  Quarter  ended  March  31,  2000

[  ]      TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THEE EXCHANGE ACT

          For  the  transition  period  _____________  to  _____________

Commission  file  number  000-30108

                                IJC  Ventures  Corp.
            (Exact  name  of  Small  Business  Company  in  its  charter)


                 FLORIDA                                   65-0911072
           (State  or  other                      (IRS Employer incorporation or
      jurisdiction of organization)                     Identification  No.)


                        114 West Magnolia Street, Suite 400-117
                              Bellingham, WA 98225
                    (Address of principal executive offices)

Registrant's  Telephone  number,  including  area  code:(360)  392-2868


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes  [ X ]                 No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 5,000,000
Shares  of  Common  Stock  ($.01  par  value)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]                 No  [ X ]

                 IJC  Ventures  Corp.

PART  I:         Financial  Information

     ITEM  1  -  Financial  statements

     ITEM  2  -  Management's'  discussion  and  analysis  of
                 financial  condition  and  results  of  operations

PART  II:        Other  Information

                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STATE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2000
                                 --------------

                                     ASSETS
                                     ------
Current  Assets:                                            $     -

   Total  Current  Assets                                   $     -
                                                            -------
TOTAL  ASSETS                                               $     -
                                                            =======

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                      ---------------------------------------

Current  Liabilities:
--------------------
   Total  Current  Liabilities                              $     -
                                                            -------
TOTAL  LIABILITIES                                          $     -
                                                            -------
Stockholders'  Equity:
---------------------

Preferred  Stock,  $.01  par  value,
 500,000  shares  authorized,500,000
shares  issued  and  outstanding                              2,500

Common  stock,  $.01  par  value
      200,000,000  shares  authorized,
      5,000,000  shares  issued  and  outstanding             2,500

      Additional  paid-in-capital                             1,650

      (Deficit)  accumulated  during  development  stage     (6,650)
                                                             -------

Total  Stockholders'  Equity                                 $  -
                                                             -------
     TOTAL  LIABILITIES  AND
     STOCKHOLDERS'  EQUITY                                   $  -
                                                             =======
See  accompanying  Notes  to  Financial  Statements.

                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
            --------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    -----------------------------------------

                                Three  Months  Ended       Three  Months  Ended
                                  March  31,  1999           March  31,  2000

Operating  Expenses               $     150                  $     150
                                  ----------                 ----------

Income  (loss)  from  operations  $     150                  $     150

Per  share  information:
   Basic  and  diluted  (loss)
   per  common  share             $       -                  $       -
                                  ==========                 ==========

Weighted  average  shares
   outstanding                    5,000,000                  5,000,000
                                  ==========                 ==========


See  accompanying  Notes  to  Financial  Statements.

                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                    ----------------------------------------

                                                    1999         1998
                                                  --------      --------

   Net  Income  (Loss)                              $(150)      $  (150)
      Adjustments  to  reconcile  net
         income  to  net  cash
         provided  by  operating  activities            -             -
                                                  --------      --------

Stock  Issued  for  services                        $   -       $     -

     Corporate  expenses  paid  and  contributed
 to  captital                                       $ 150       $   150


Total  adjustments                                  $ 150       $   150

Net  Cash  Provided  By  (Used  By)
            Operating  Activities                   $   -       $     -
-

   Net  increase in cash and cash equivalents       $   -       $     -

Cash  and  Cash  Equivalents  at  the
   Beginning  of  the  Period                           -             -
                                                  --------      --------


Cash  and  Cash  Equivalents  at  the
   End  of  the Period                             $    -       $     -
                                                  =========     =========

See  accompanying  Notes  to  Consolidated  Financial  Statements.

IJC  Ventures,  Inc.
Notes  to  Financial  Statements

Basis  of  presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended March 31, 2000, an officer of the Company contributed an aggregate of $150 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Plan  of  Operation
     -------------------

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

     Liquidity  and  Capital  Resources
     ----------------------------------

     At March 31, 2000, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

Year  2000  Issues
------------------

The  Company  encountered  no  Y2K  problems.

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

     None

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date:     May  1,  2000                         /s/  John  Meyer
                                                ------------------------------
                                                     John  Meyer,  President