Form 10QSB
period 2000-06-30
IJC VENTURES CORP
filed 2000-08-10
CIK 1085774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE  ACT  OF  1934

               For  the  Quarter  ended  June  30,  2000

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

PART  II:        Other  Information

                               IJC VENTURES CORP.
                               ------------------
                          (A DEVELOPMENT STATE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2000
                                  -------------


                                     ASSETS
                                     ------



Current Assets:                                       $   2000
---------------                                       ---------

     Cash                                             $ 89,619

TOTAL ASSETS                                          $ 91,619
                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
-------------------

     Note payable                                     $100,000
     Accrued interest Payable                            2,667

Total Current Liabilities                             $102,667
                                                      ---------



Stockholders' Equity:
--------------------


     Preferred stock, $.01 par value,
     500,000 shares authorized,
     500,000 shares issued and outstanding               2,500


     Common stock, $.001 par value
     200,000.000  shares authorized,
     5,000,000 shares issued and outstanding             2,500

     Additional paid-in-capital                          1,800

   (Deficit) accumulated during development stage      (19,848)
                                                      ---------
                                                       (13,048)
                                                      ---------

See  accompanying  Notes  to  Financial  Statements.


IJC  Ventures  Corp.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
Six  Months  Ended  June  30,  2000
(Unaudited)


                                                Six Months    Six Months    Period From
                                                  Ended         Ended       Inception To
                                                 June 30,      June 30,      June 30,
                                                   2000          1999          2000

Net income (loss)                              $   (13,348)  $      (300)  $    (19,848)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Stock issued for services                        5,000
    Corporate expenses paid and
     contributed to capital                            300           300          1,800
  Changes in assets and liabilities:
    Increase in accrued interest payable             2,667             0          2,667
---------------------------------------------  ------------                -------------

  Total adjustments                                  2,967           300          9,467
                                               ------------  ------------  -------------

  Net cash provided by (used in)
   operating activities                            (10,381)            0        (10,381)
                                               ------------  ------------  -------------


Cash flows from financing activities:
   Proceeds from notes payable                     100,000             0        100,000
  Net cash provided by
   financing activities                            100,000             0        100,000

Increase (decrease) in cash                         89,619             0         89,619
Cash and cash equivalents,
 beginning of period                                     0             0              0
Cash and cash equivalents,
 end of period                                 $    89,619   $         0   $     89,619

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

During the six months ended June 30, 2000, an officer of the Company contributed an aggregate of $300 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company.

On April 12, 2000, the Company received $100,000 as proceeds from a short term note payable. The note is due on July 12, 2000 unless extended with interest at 12% per annum.

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

     Liquidity  and  Capital  Resources
     ----------------------------------

     At June 30, 2000, the Company had cash of of $89,619. Even with this cash there can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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



Date:     August  3,  2000                    /s/  John  Meyer
                                                   John  Meyer,  President