Form 10-Q/A
period 1999-06-30
IJC VENTURES CORP
filed 2000-09-01
CIK 1085774

                                            UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D.C. 20549

                                            FORM 10-QSB/A

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
          (State  or  other jurisdiction of                    (IRS Employer incorporation
                  Identification No.)                                or organization)

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

 PART  II:        Other Information

                                             IJC Ventures Corp.
                                     (A Development Stage Company)
                                             Balance Sheet
                                             June 30, 2000
                                              (Unaudited)

                ASSETS

  Current assets:                                                     2,000
      Cash                                                      $    89,619
        Total current assets                                         89,819

  Total assets                                                 $     89,619

  LIABILITIES AND STOCKHOLDERS'
             EQUITY

 Current liabilities:
    Notes payable                                                   100,000
    Accrued interest payable                                          2,667
         Total current liabilities                                  102,667

 Stockholders' equity:

  Preferred stock, $.01 par value,
  500,000 shares authorized, 500,000 shares
  issued and outstanding                                              2,500

 Common stock, $.01 par value
  200,000,000 shares authorized, 5,000,000 shares
  issued and outstanding                                              2,500
 Additional paid-in capital                                           1,800
 (Deficit) accumulated during
  development stage                                                (19,848)
                                                                   (13,048)

                                                               $     89,619

            See accompanying notes to financial statements

                                                     IJC Ventures Corp.
                                               (A Development Stage Company)
                                                  Statements of Operations
                                     Three Months and Six Months Ended June 30, 2000
                                                       (Unaudited)

                                               Three Months        Three Months          Six Months
                                                   Ended                Ended              Ended
                                                  June 30,             June 30,           June 30,
                                                    2000                1999               2000

  Operating expenses                            $    11,274          $     150           $  11,424
   (Loss from operators)                            (11,274)              (150)            (11,424)

  Other income and expense
    Interest expense                                 (2,667)                 0              (2,667)
    Interest income                                     743                  0                 743

  Net  (loss)                                    $   13,198           $    150         $   (13,348)

  Per share information:
    Basic and diluted (loss) per common share             0                  0                   0

  Weight average shares outstanding              $5,000,000         $5,000,000          $5,000,000

                                See accompanying notes to financial statements

                                                   IJC Ventures Corp.
                                             (A Development  Stage Company)
                                                 Statements of Cash Flows
                                             Six Months Ended June 30, 2000
                                                      (Unaudited)

                                                     Six Months              Six Months        Period From
                                                       Ended                   Ended         Inception
                                                      June 30,                June 30,          June 30,
                                                       2000                    1999             2000

  Net income  (loss)                                $   (13,348)            $      (300)       $     19,848
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Stock issued for services                                                                        5,000
     Corporate expenses paid and
         contributed to capital                             300                     300               1,800
  Changes in assets and liabilities:
    Increase in accrued interest payable                  2,667                       0               2,667

  Total adjustments                                       2,967                     300               9,467

  Net cash provided by (used in)
   operating activities                                 (10,381)                      0             (10,381)

 Cash flows from financing activities:
   Proceeds from notes payable                           100,000                      0              100,000

 Net cash provided by
   financing activities                                  100,000                      0              100,000

 Increase (decrease) in cash                              89,619                      0               89,619
 Cash and cash equivalents,
  beginning of period                                          0                      0                    0
 Cash and cash equivalents,
   end of period                                   $      89,619                $     0         $     89,619

                                       See accompanying notes to financial statements

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

 Liquidity and Capital Resources

 At June 30, 2000, the Company had cash of $89,619. Even with this cash there can be no  assurance  that the Company  will be able to  complete  its business  plan and to  exploit  fully any  business  opportunity that  management may be able to locate on behalf of the Company.  Due to the lack of a  specified  business opportunity,  the Company is unable to predict the period for which it can conduct  operations.  Accordingly, the Company will need to seek additional  financing through loans, the sale and issuance of  additional  debt and/or  equity securities,  or other  financing  arrangements.  Management  of the  Company has advised that they will pay certain costs and expenses of the Company from their  personal funds as interest free loans in order to facilitate  development of the Company's business plan.  Management believes that the Company has inadequate working capital to pursue any  operations at this time; however, loans to the Company from
 management may  facilitate  development of the business plan.   For the foreseeable future, the Company through
 its management intends to pursue  acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future.

 Year 2000 Issues

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

 Date: September 1 , 2000      /s/ John Meyer
       John Meyer, President

<PERIOD-TYPE>                   6-MOS
<FISCAL-YEAR-END>                                    DEC-31-2000
<PERIOD-START>                                            JAN-01-2000
<PERIOD-END>                                           JUNE-30-2000
<CASH>                                                         89,619
<SECURITIES>                                                      0
<RECEIVABLES>                                                      0
<ALLOWANCES>                                                      0
<INVENTORY>                                                          0
<CURRENT-ASSETS>                                                     0
<PP&E                                                              0
<DEPRECIATION>                                                      0
<TOTAL-ASSETS>                                                  89,619
<CURRENT-LIABILITIES>                                        102,667
<BONDS>                                                       0
<PREFERRED-MANDATORY>                                       0
<PREFERRED>                                                  2,500
<COMMON>                                           2,500
<OTHER-SE>                                            1,800
<TOTAL-LIABILITY-AND-EQUITY>                                    89,619
<SALES>                                                       0
<TOTAL-REVENUES>                                              0
<CGS>                                                       0
<TOTAL-COSTS>                                               0
<OTHER-EXPENSES>                                                11,274
<LOSS-PROVISION>                                       0
<INTEREST-EXPENSE>                                    1,924
<INCOME-PRETAX>                                               (13,198)
<INCOME-TAX                                                          0
<INCOME-CONTINUING>                                            (13,198)
<DISCONTINUED>                                                      0
<EXTRAORDINARY>                                                      0
<CHANGES>                                                      0
<NET-INCOME>                                                   (13,198)
<EPS-PRIMARY>                                                        0
<EPS-DI                                                              0