Form 10QSB
period 2000-09-30
IJC VENTURES CORP
filed 2000-11-08
CIK 1085774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

PART  II:        Other Information

IJC Ventures Corp.
(A Development Stage Company)
Balance Sheet
September 30, 2000
(Unaudited)

ASSETS

                                                                   2000
                                                          ----------------------
Current assets:
                                                          ----------------------
Cash                                                            $85,189
                                                          ----------------------
Total current assets                                             85,189
                                                          ----------------------

Total assets                                                    $85,189
                                                          ======================

                                                          ======================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable                                                  $100,000
Accrued interest payable                                         5,667
                                                          ----------------------
Total current liabilities                                      105,667
                                                          ----------------------

Stockholders' equity:

Preferred stock, $.01 par value,
500,000 shares authorized, 500,000 shares
issued and outstanding                                          2,500

Common stock, $.01 par value,
200,000,000 shares authorized, 5,000,000 shares
issued and outstanding                                          2,500
Additional paid-in capital                                      1,950
(Deficit) accumulated during
development stage                                             (27,428)
                                                          ----------------------
                                                              (20,478)
                                                          ----------------------
                                                              $85,189
                                                          ======================

                                                          ======================

                                                          ======================

                                                          ======================

                 See accompanying notes to financial statements.

IJC Ventures Corp.
(A Development Stage Company)
Statements of Operations
Three Months and Nine Months Ended September 30, 2000
(Unaudited)

                                                   Three Months      Three Months     Nine Months      Nine Months     Period From
                                                   Ended             Ended            Ended            Ended           Inception To
                                                   September 30,     September 30,    September 30,    September 30,   September 30,
                                                   2000              1999             2000             1999            2000
                                                   ---------------------------------------------------------------------------------

Operating expenses                                  $6,146            $150            $17,570           $450           $24,070
                                                   ---------------------------------------------------------------------------------
(Loss from operations)                              (6,146)           (150)           (17,570)          (450)          (24,070)
                                                   ---------------------------------------------------------------------------------


Other income and expense

Interest expense                                   (3,000)               -             (5,667)             -            (5,667)
Interest income                                     1,566                -              2,309              -             2,309
                                                   ---------------------------------------------------------------------------------


Net (loss)                                        $(7,580)           $(150)         $(20,928)          $(450)         $(27,428)
                                                   =================================================================================

Per share information:
Basic and diluted (loss) per common share             $-                $-                $-             $-                 $-
                                                   =================================================================================

Weighted average shares outstanding                5,000,000       5,000,000          5,000,000       5,000,000        5,000,000
                                                   ==========      ==========        ==========      ==========        =========



                 See accompanying notes to financial statements.

                               IJC Ventures Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      Nine Months Ended September 30, 2000
                                   (Unaudited)

                                                        Nine Months               Nine Months           Period From
                                                        Ended                     Ended                 Inception To
                                                        September 30,             September 30,         September 30,
                                                        2000                      1999                 2000
                                                        ----------------------------------------------------------------------------

Net income (loss)                                       $(20,928)                   $(450)                $(27,428)
Adjustments to reconcile net income to net

cash provided by operating activities:

Stock issued for services                                    -                         -                    5,000

Corporate expenses paid and

contributed to capital                                       450                      450                   1,950

Changes in assets and liabilities:

Increase in accrued interest payable                       5,667                       -                    5,667



Total adjustments                                          6,117                      450                  12,617



Net cash provided by (used in)
operating activities                                    (14,811)                       -                  (14,811)



Cash flows from  financing activities:

Proceeds from notes payable                             100,000                        -                  100,000

Net cash provided by

financing activities                                    100,000                        -                  100,000



Increase (decrease) in cash                              85,189                        -                   85,189
Cash and cash equivalents,
beginning of period                                          -                         -                       -

Cash and cash equivalents,
end of period                                           $85,189                       $-                  $85,189
                                                       =============================================================================


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

During the nine months ended September 30, 2000, an officer of the Company contributed an aggregate of $450 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company.

On April 12, 2000, the Company received $100,000 as proceeds from a short term note payable. The note was due on July 12, 2000 and has been extended to November 12, 2000. The note accrues interest at 12% per annum.

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



         Liquidity and Capital Resources

     At September 30, 2000, the Company had cash of $85,619. Even with this cash there can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future There was no significant change in working capital during this quarter.

     In  October  2000,  the  holders  of  the  Company's   500,000  issued  and
outstanding preferred stock converted those shares into 5,000,000 shares of the Company's common stock.




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




Date:    November 6, 2000                            /s/ John Meyer
                                                         John Meyer, President