Form 10KSB
period 2000-12-31
IJC VENTURES CORP
filed 2001-04-16
CIK 1085774

24
                                        1
                       SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934 For the fiscal year ended December 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                       Commission File Number: 0001085774

                           Uncommon Media Group, Inc.
                 (Name of Small Business Issuer in its Charter)

                    Florida                                 65-0911072
          (State or other Jurisdiction                   (I.R.S. Employer
               of Incorporation)                        Identification No.)

            33 West 54th, 2nd Floor                            10019
               New York, New York                           (Zip Code)
    (Address of Principal Executive Offices)

                                 (212) 956-1494
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant did not generate any revenues for the fiscal years ended December 31, 1999 and December 31, 2000.

As of December 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was $ 22,500,000.

As of April 4, 2001, the registrant had outstanding 29,477,667shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.


                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS


                                                                     Page Number
                                                                or Reference (1)

                                     PART I

ITEM 1.  Description of Business...........................................    1
ITEM 2.  Description of Property...........................................    5
ITEM 3.  Legal Proceedings.................................................    5
ITEM 4.  Submission of Matters to a Vote of Security Holders...............    5

                            PART II
ITEM 5.  Market for Common Equity and Related Stockholder
         Matters...........................................................    5
ITEM 6.  Management's Discussion and Analysis or
         Plan of Operation.................................................    6
ITEM 7.  Financial Statements..............................................   12
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   12

                           PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act (2).............   12
ITEM 10. Executive Compensation (3)........................................   12
ITEM 11. Security Ownership of Certain Beneficial Owners and Management (4)   12
ITEM 12. Certain Relationships and Related Transactions (5)................   13
ITEM 13. Exhibits and Reports on Form 8-K..................................   13








-------------------------
1........Certain information is incorporated by reference, as indicated below, from the registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement").
2        Proxy Statement section entitled "Election of Directors."
3        Proxy Statement sections entitled "Director Compensation" and
"Executive Compensation."
4        Proxy Statement section entitled "Stock Ownership."
5        Proxy Statement section entitled "Certain Relationships and Related
Transactions."

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the risks associated with the effect of changing economic conditions, trends in the development of the Internet as a commercial medium, market acceptance risks, technological development risks, seasonality and other risk factors identified below under "Management's Discussion and Analysis or Plan of Operation - Risk Factors". More specifically, within Item 1. Description of Business there are a number of forward-looking statements contained within the sections regarding Business Strategy, Products and Services, Competition and the Regulatory Environment

Item 1.  Description of Business

Background

Uncommon Media Group, Inc. ("UMGi" or the "Company" and collectively referred to as "we", "us" or "our") was incorporated on July 12, 1993, as Software in Motion, Inc. in the State of Florida. On November 13, 1998, we changed our name to IJC Ventures Corp ("IJC"). Pursuant to a Share Purchase Agreement dated as of December 8th, 2000 between the Company and Uncommon Media Group, Inc., a Nevada corporation ("Uncommon Nevada") we exchanged 19,200,000 shares of our common stock on a one-for-one basis for all of the outstanding capital stock of Uncommon Nevada. In connection with the share exchange, on December 12, we changed our name to Uncommon Media Group, Inc.

The share exchange was accounted for as a reverse acquisition of the Company by Uncommon Nevada, whereby the Company was the "legal acquirer" in the transaction and Uncommon Nevada was the "accounting acquirer". As such, the financial information contained elsewhere within this Form 10-KSB, including Item 6 Management's Discussion and Analysis or Plan of Operation and Item 7 Financial Statements, is that of Uncommon Nevada, where necessary.

We are a development-stage company focused on creating and delivering targeted advertising using a combination of multimedia technology, software and real-time Internet interaction. In connection therewith, we intend to provide interactive Internet products with multilingual capabilities to consumers and provide real time product or service research, or "Market Metrics", to advertisers using our products. Our business strategy is based upon a new concept in media, a comprehensive program known as "Crossover Media". Crossover Media refers to any media which borrows features from more than one form of media or which links users of complementary forms of media, such as print media and the Internet.

            Uncommon CDs

We have developed interactive CD-ROMs (the "Uncommon CDs") which we distribute through well-established media publications targeting specific demographic audiences, such as "Road & Track" and "Seventeen Magazine". The Uncommon CDs
mirror each specific publication's contents and provide advertisers the opportunity to present their products in a visually rich multi-dimensional environment as well as interact directly with targeted consumers over the Internet. In addition, the Uncommon CDs contain related high quality audio and video presentations, such as fashion shows or music videos, and include promotions, contests and prize giveaways to further enhance users experience. By advertising on our Uncommon CDs, advertisers are able to instantly collect and analyze key demographic data directly from consumers over the Internet.

We believe that the Uncommon CDs bridge the gap between the "promise" of the Internet and the reality of the bandwith currently available to most users on the Internet. According to Nielson/NetRatings, as of December 2000, of the 158 million people in the United States with access to the Internet, only approximately 11.7 had access via a high-speed connection (defined as Internet connections at speeds in excess of 56kbps). Therefore, in general, advertisers are unable to offer consumers streaming media or other graphics intensive or interactive presentations over the Internet. As a result, to date, on-line advertisers have generally had to rely on static banner ads to drive traffic to their Web sites. Our Uncommon CDs allow Internet users to experience a seamless rich media audio and video presentation with the option of being able to click through directly to online destinations of particular interest at any time. By combining our highly-targeted advertising with contextualized electronic commerce opportunities on the Uncommon CDs, we believe we can effectively convert users interest in products viewed on our Uncommon CDs to actual purchases.

In addition, we intend to compile databases for each publication's readership through the use of permissive marketing. The information which we compile will be made available to the advertisers on each specific CD Rom.

            UncommonMusic.com

We also intend to leverage off of the distribution network provided by our Uncommon CDs to become a leading provider of entertainment content and downloadable music through our UncommonMusic.com Web Site. We believe the Uncommon CDs provide artists and small record labels with a cost-effective method of promoting and delivering musical recordings to a targeted audience. We expect that our UncommonMusic.com site will feature exclusive music content, community features and e-commerce services.

Business Strategy

Our primary objective is to revolutionize the way advertisers reach and interact with targeted consumer audiences over the Internet. Towards this end, we have developed the following strategies:


     o Provide Unique and Effective Advertising Solutions. A key component of our strategy is to define new standards for advertising that will attract advertisers and sponsors to advertise through us. In addition to providing readily identified targeted audiences to our advertisers, we believe we have created a platform for delivering forms of advertising  on  our  Uncommon  CDs  that  are  more  interactive  and effective than traditional media and typical Internet banner advertising. For example, we offer our advertisers the opportunity to integrate interactive product placements and advertisements into our Uncommon CDs, create interactive multimedia advertising in surrounding content, and deliver targeted advertising based on user viewing, purchasing and clicking habits. In addition, advertisers will be able to track users habits and responses in real time using a database designed for that purpose. Our CD ROM platform is constantly evolving, which provides us with the flexibility to act as an incubator for our advertisers to develop and test new forms of digital advertising.

     o Expand the Distribution Channels for our Uncommon CDs. We are continually seeking to enter into distribution agreements with recognized media publications, such as Road & Track(R) and Seventeen(R). We believe that expanding our distribution network will increase advertisers awareness of, and receptiveness towards, using Uncommon CDs as an effective means of advertising. In addition, we believe that as subscribers use and embrace our Uncommon CDs, it will become easier for us to enter into agreements with media publications on favorable terms.

     o Enhance the Content and Technology of our Uncommon CDs. Because our strategy depends, in large part, on the appeal of our Uncommon CDs to end users, we intend to continue to devote substantial resources to developing, acquiring and implementing technological and other enhancements to our Uncommon CDs. The Uncommon CDs we have distributed to date have included promotions and product giveaways that are incorporated into the CD-ROM content. By clicking on certain areas of content, users are able to discover these promotions or giveaways. We believe these types of promotions add an element of excitement and interactivity to the Uncommon CDs and keep users engaged. Among other improvements, we intend to provide increasingly value-added features and make the user interface as intuitive, engaging and effective as possible.

     o Capitalize on our Innovative Business Model. Our strategy is to capitalize on our targeted audience base, proprietary advertising model and electronic commerce opportunities to generate multiple revenue streams. We intend to generate revenue through advertising, music promotion and advertising, related UncommonMusic.com music product sales and electronic commerce. We expect to maximize profitability by using cost-efficient methods to produce and to deliver our Uncommon CDs. Our production model is free of many of the costs that are incurred by traditional media companies in the production of their content. Currently, we derive the content contained on our Uncommon CDs directly from the magazine that distribute our CDs, or from the advertisers or sponsors included on a particular CD.

     o Develop our UncommonMusic.com Site. We have begun developing our UncommonMusic.com Web site and expect to launch the site in the second quarter of 2001. We believe that the growing popularity of music on the Internet, made possible by recent technology advances such as mp3, has made the Internet a compelling medium for digital music delivery. We also believe that our access to large targeted audiences provided by the distribution network of our Uncommon CDs will provide artists and record labels an added incentive to enter into exclusive promotion agreements with us. We expect that the UncommonMusic site will feature exclusive music content, community features and e-commerce services.

     o Pursue Complementary Acquisition Opportunities. We expect to seek acquisitions that will provide us with complementary assets, personnel and advertising channels. We currently have no agreements or commitments with respect to any acquisitions.

Products and Services

         The Uncommon CD

The Uncommon CD is a CD-ROM/Internet technology marketing and promotional product, which makes it fast and easy to connect to an advertiser's web site. Through our Uncommon CD, we are able to deliver uniquely designed advertising content, products and messages to millions of targeted web users. Our Uncommon CD's feature full motion media videos, infomercials, showrooms, contests, prizes, web site links, and a rotating selection of brand name products and services. Uncommon CDs can also be used to demonstrate software programs and video games without requiring tedious downloading over the Internet.

We currently outsource the production of the Uncommon CDs to the Feldman Media Group, LP, a premier provider of multimedia solutions. In order to distribute the Uncommon CDs, we intend to enter into exclusive agreements with well-established media companies in order to include our Uncommon CDs as an insert to magazines or other publications. Although we are currently negotiating with several such media companies, we have not entered into definitive agreements with respect thereto, and there can be no assurance that we will be able to do so. In 2000, we released a test market CD-ROM disc as an out-sert in 125,000 issues of Road & Track magazine. In connection with a prize give-a-way contest included on the Uncommon CD, many of the viewers provided key demographic information, such as their name, address, phone number, e-mail address and date of birth. In addition, many viewers also answered advertiser specific survey questions to increase their chances of winning. The marketing intelligence which was gathered through our Uncommon CDs was immediately available for the advertiser to view and analyze through our secure, designated website. Each advertiser was given a pin number for continuous real-time remote access to the marketing information over the Internet during the allotted collection cycle, enabling marketing departments to follow up with interested consumers the very same day.

            UncommonMusic.com

Through UncommonMusic.com, we intend to become a leading provider of entertainment content and downloadable music. Towards this end, we intend to enter into exclusive contracts with artists and small record labels to promote and distribute their music recordings. We believe that our Uncommon CD will provide record labels with an attractive vehicle for promoting new artists and titles, and a cost-effective alternative to signing with major music labels. In addition, artists and record labels that feature music content on our Uncommon CDs will have the added benefit of being able to instantly measure viewers responses to a particular artist or music title. We expect to generate revenue from a number of sources, including advertising, sponsorships, promotions, e-commerce and content syndication.

Seasonality

We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which we believe will directly affect our revenues from the distribution of the Uncommon CDs. In addition, advertising budgets tend to be dependent on overall economic conditions as well as company specific buying patterns. Our revenue may be materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

Regulatory Environment

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition.

Competition

            Uncommon CDs

Although we are not aware of any direct competition with respect to our Uncommon CDs, the market for advertising and marketing products and services is highly competitive.

We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     o the speed with which Internet users are provided with high speed access to the Internet and broadband sites are developed and adopted which could render our technology obsolete; o our ability to enter into distribution agreements on favorable terms with media publications; o consumers acceptance and use of our Uncommon CDs; o advertisers acceptance of novel advertising solutions developed either by us or our competitors; o our ability to adapt our technology, and develop and introduce new technologies, as on-line consumers needs change and grow; o sales and marketing efforts; o the relative impact of general economic and industry conditions on either us or our competitors.

We compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. Many of our competitors in the traditional media have larger and more established sales organizations than ours and have greater name recognition and more established relationships with advertisers and advertising agencies than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to attract users and advertisers than we can.

Our market research services compete with other providers of research and planning tools for the online market, including Dynamic Logic, Jupiter Media
Metrix, Millward Brown Interactive, NetRatings (a unit of AC Neilsen) and Ipsos-ASI Interactive.

            UncommonMusic.com

UncommonMusic.com will face competition from traditional recording companies and other companies that promote, produce, distribute and/or sell music through traditional or online methods, most of with have greater financial, technical, personnel and other resources than we have. These companies include:

     o Internet music information sites, such as SonicNet, Ultimate Band List and iMusic, and sites such as Launch.com and MP3.com, which provide online promotion and distribution for established or developing musical talent; o traditional record companies, particularly those such as Universal Music and Sony Music, which intend to begin offering their catalogs of popular music in a downloadable format on the Internet; o music promotion companies in cable and broadcast television, such as MTV or VH-1; and o online retail compact disc outlets, such as Amazon.com, CDNow and CD Universe.

We will depend upon the unique nature of our business model to provide UncommonMusic.com with a competitive advantage. However, this business models is untested and may not compete effectively with existing methods of music promotion development and distribution.

Protecting our intellectual property

We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements with most of our employees and other protective measures to establish and protect our proprietary rights in our systems and products. We believe that because of the rapid pace of technological change in the open systems networking industry, legal protection of our proprietary information is less significant to our competitive position than factors such as our strategy, the knowledge, ability and experience of our personnel, new system and product development and enhancement, market recognition and ongoing product maintenance and support. We have not filed, nor do we intend to file, any patent applications with respect to our existing technology. However, we do intend to file a patent covering certain aspects of our business model, although there can be no assurance that such patent will be granted, or if granted will offer us any level of significant protection. We have registered the trademarks "UMGi" and "Uncommon Media Group." There can be no assurance that we will be able to protect against the use of similar technologies by our competitors. Therefore, there can be no assurance that one or more of our present of future competitors, most of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology. Our inability to respond to technological advances on a timely and cost-effective basis could materially adversely affect our business, results of operations and financial condition.

Employees

As of December 31, 2000, we employed five employees, consisting of Lawrence Gallo, our President and Chairman of the Board, Gus Rodriguez, our Vice President of Administration, Mitchell Sandler, our Vice President of Marketing, a production manager, and an administrative assistant. Subsequent to December 31, 2000, we have hired two additional employees, consisting of an administrative assistant and a production assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.


Item 2.   Description of Property

The Company owns no real estate or other properties. Our headquarters are located in New York City. The office is leased for a period of five years ending on August 1, 2005.

Item 3.  Legal Proceedings

The Company is unaware of any pending or threatened litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 2000.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Price Range of Class A Common Stock

The Company's common stock is traded on the OTC Bulletin Board Operated by NASDAQ (the "OTC Bulletin Board") under the symbol "UMDA." Prior to the Company's acquisition of Uncommon Nevada on December 8, 2000, no significant trading activity occurred with respect to the Company's common stock. The high and low bid price of the common stock as reported by the OTC Bulletin Board from December 8, 2000, the date on which the Company's common stock began trading under the symbol "UMDA", through December 31, 2000 was $2.3125 and $1.875, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The approximate number of record holders of our Common Stock at April 4, 2001, was 32, not including beneficial owners whose shares are held by banks, brokers and other nominees.

The Company has not paid any dividends. The Company does not expect to pay cash dividends on its common stock in the foreseeable future as any earnings are expected to be retained to finance the Company's operations. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.

Recent Sales of Unregistered Securities

In February 2000, we issued an aggregate of 19,200,000 shares of our common stock to Lawrence Gallo, our President, Gus Rodriguez, our Vice President of Administration and Mitchell Sandler, our Vice President of Marketing, in exchange for all of the issued and outstanding shares of Uncommon Nevada.

In November 2000, three of our shareholders advanced the Company an aggregate of $275,000 which was convertible into common stock of the Company. In March 2001, we issued 275,000 shares of our common stock to such individuals pursuant to the advances.

In April 2001, we issued 2,667 shares of our common stock to one individual for an aggregate purchase price of $5,000.

For each of the above sales, we relied upon an exemption from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering.



Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Pursuant to a Share Purchase Agreement dated as of December 8th, 2000 between the Company and Uncommon Nevada, we exchanged 19,200,000 shares of our common stock on a one-for-one basis for all of the outstanding capital stock of Uncommon Nevada. The share exchange was accounted for as a reverse acquisition of the Company by Uncommon Nevada, whereby the Company was the "legal acquirer" in the transaction and Uncommon Nevada was the "accounting acquirer". As such, the following information is that of Uncommon Nevada prior to the closing of the transaction and that of the Company thereafter.

We are a development-stage company focused on creating and delivering targeted advertising using a combination of multimedia technology, software and real-time Internet interaction. In connection therewith, we provide interactive Internet products with multilingual capabilities to consumers and provide real time product or service research, or "Market Metrics", to advertisers using our products. Our business strategy is based upon a new concept in media, a comprehensive program known as "Crossover Media". Crossover Media refers to any media which borrows features from more than one form of media or links users of complimentary forms of media, such as print media and the Internet.

For the foreseeable future, management intends to pursue a dual strategy of internal growth and growth through complementary acquisitions as a means to develop the Company.

Employees

As of December 31, 2000, we engaged five employees, consisting of Lawrence Gallo, our President and Chairman of the Board, Gus Rodriguez, our Vice President of Administration, Mitchell Sandler, our Vice President of Marketing, a production manager, and an administrative assistant. Subsequent to December 31, 2000, the Company hired two additional employees, consisting of an administrative and production assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

Results of Operations

During the period September 13, 2000 (date of inception of Uncommon Nevada) to December 31, 2000, we did not engage in any significant operations other than organizational activities, acquisition of capital and promotional and sales efforts. No revenues were earned by the Company during this period. We incurred a net loss of $533,167 during the period from September 13, 2000 to December 31, 2000 and, as of such date, our current liabilities exceeded our current assets by $291,572. Although we are currently pursuing appropriate financing alternatives in an effort to strengthen our financial condition, we cannot assure you that any such financing will be obtained or that, if obtained, it will be on terms which are favorable.

Liquidity and Capital Resources

Through December 31, 2000, our primary source of financing came from interest free loans of approximately $61,000 from certain officers of the Company, advances of $275,000 from three individuals, and a $50,000 loan from an affiliated entity. We have received additional financing during 2001 in the form of officer and affiliated loans and proceeds from the sale of equity securities.

Management of the Company has advised that they will continue to pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate the development of the Company's plan of operations. The Company will also seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, although there can be no assurance that the Company will be successful in obtaining such financing on favorable terms, or at all. The Company does not intend to pay dividends in the foreseeable future.



                                  RISK FACTORS

An investment in our company involves a high degree of risk. You should carefully consider the risks factors identified below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.


Our Limited Operating History Makes Evaluating Our Business Highly Speculative.

We commenced our operations as presently conducted in September 2000, following our share exchange with IJC. Accordingly, we have a very limited operating history upon which potential investors may evaluate whether we will be successful and this could negatively affect our ability to raise financing or maintain a market for our securities. In addition, our revenue sources are evolving. To date, we have not generated significant revenues.

We have not yet established a commercially viable market for our Uncommon CDs. Although we believe that we have the expertise to commercialize the Uncommon CDs and attract advertisers to this medium, there is no assurance that we will be successful or that the Uncommon CDs will prove to have widespread appeal to sponsors and advertisers. We face the risks, expenses and difficulties that companies frequently encounter in their early stage of development, particularly companies in new and rapidly-evolving markets.


We Have Not Generated any Revenues to Date And Anticipate Continued Losses.

During the period September 13, 2000 (the date of our acquisition of Uncommon Nevada) to December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and promotional and sales efforts. No revenues were earned by the Company during this period. Moreover, we expect to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will achieve sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate or expenses exceed our expectations or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.


Our Success Is Highly Dependent On An Unconventional and Unproven Distribution Strategy.

A large percentage of our anticipated growth is predicated upon a business model that involves a distribution strategy that has no meaningful precedent and which may prove unsuccessful. Our Uncommon CD products are expected to be distributed to consumers as free attachments to consumer-related magazines and other periodicals sold to subscribers. While there have been many examples of free promotional items such as fragrance samples and even CD-ROM products being inserted into magazines, we are unaware of any initiative comparable to our planned roll-out to which we can point to as an example of, and refer to as a model for, the successful implementation of such a strategy, particularly where such inserts were not paid-for-advertising to the magazines. Including our Uncommon CD's as part of their magazine mailing packages requires that publishers take steps beyond those ordinarily taken, including some that have associated costs and some which may adversely impact their existing franchises, and there can be no assurance that publishers will be willing to risk participation in such a practice, or if they are willing to participate, that they will ultimately come to embrace it.

The nature of our distribution strategy also puts us in a position whereby we may be faced with having to provide exclusive arrangements in order to demonstrate the value of our product. Our success, as measured through our advertising revenues, depends on our ability to consistently reach broad segments of the population. This will be accomplished through the market penetration that we expect to achieve by including our Uncommon CD's with magazines that have very large national and international circulations. To the extent that the initial publishers which agree to include our Uncommon CD's in their magazine's insist upon any degree of exclusivity as a condition to their involvement, we may be required to severely limit our ability to align ourselves with other publications and thereby limit our potential for future revenues. While many of the publishers of the kinds of magazines with which we expect to associate our business are large media companies that own many different magazines which cut across many different categories and demographic groups, and any exclusive arrangement with such a group would offer tremendous benefit even if we are required to provide some degree of exclusivity, there can be no assurance that any exclusivity, if given, will be given to one of these large media companies, or that any such grant will not be highly restrictive in its scope.


We Will Not Be Able To Achieve Meaningful Revenue Growth Or Profitability Unless Our Uncommon CD's Gain Market Acceptance.

To be successful, we will need to achieve broad acceptance of our Uncommon CD's as a viable advertising and promotional tool by advertisers, media publications and their subscribers. Our ability to generate significant revenue will depend, in part, on our ability to contract with publications to distribute our Uncommon CDs, and with advertisers that have continuing plans for Internet advertising and/or e-commerce. Further, our Uncommon CDs must result in sufficient user traffic with demographic characteristics attractive to our advertisers. We are affected by general industry conditions governing the supply and demand of advertising. The intense competition among advertising sellers has led to the creation of a number of advertising alternatives. These alternatives make it difficult for us to predict our future levels of advertising revenues.

Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our approach to advertising, and to generate demand for, our products and services. Advertisers may be reluctant or slow to adopt a new approach that may replace, limit or compete with their established methods of advertising.

Acceptance of our new advertising solutions will depend on the continued development of Internet commerce, communication and advertising, and demand for our solutions. We cannot assure you that there will be a demand for our new solutions or that any demand would be sustainable.


Our Distribution Strategy Is Likely To Result In Our Becoming Highly Dependent Upon Our Distributors.

Our success, as measured through our advertising revenues, depends on our ability to consistently reach broad segments of the population. This will be accomplished through the market penetration that we expect to achieve by including our Uncommon CD's with magazines that have very large national and international circulations. Because of the reliance upon the publishers of these magazines that we are likely to develop as a result, however, we face a risk that our distributors will increasingly develop leverage over us in direct proportion to the growth of our business, which leverage may result in decreasingly favorable distribution terms as time progresses. Although we do not expect to have to pay magazine publishers initially for distributing our Uncommon CD's because of the additional value we believe that they provide to subscribers (resulting in other benefits to the publishers), there can be no assurance that our diminishing leverage over time will not result in circumstances that cause us to have to accept relatively unfavorable terms in order to maintain or further develop our business. Any such change in the economic terms upon which we are able to sustain and grow our business could have a materially adverse effect on our business, financial condition and results of operations.


Competition In Marketing, Advertising And Promotion Is Intense And Likely To Increase In The Future, And We May Not Be Able To Compete Successfully.

The market for advertising, promotion and marketing-related products and services is very competitive. We expect this competition to continue to increase because there are low barriers to entry. Competition may also increase as a result of industry consolidation.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising clients. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.


The Market for the Promotion and Distribution of Music is Highly Competitive.

Currently, the top five major record companies, BMG Entertainment, Sony Music Entertainment, EMI Recorded Music, Warner Music, and Universal Music Group account for approximately 80% of the music sold worldwide. In addition, we expect to face competition from:

     o Providers of online music content, , including, but not limited, mp3.com, www.music.com, crunch music, eatsleepmusic.com, emusic.com, Internet Underground Music Archive, LiquidAudio.com, listen.com, ubl.com, musicmatch.com, riffage.com, shoutcast.com, spinner.com, netradio.com and worldwidebands.com.

     o Providers of online multimedia content, which may include music content, such as audible.com, audiohighway.com, bn.com (Barnes and Noble), broadcast.com, download.com, launch.com, librius.com, sighsound.com, sonicnet.com, and Web sites of other companies.


     o Online destination sites with greater resources than the Company, such as online music retailers like Amazon.com, Inc. and online "portals" such as America Online, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc.

Many of these competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Moreover, barriers to entry on the Internet are relatively low and, therefore, we expect competition to increase significantly in the future.


Reliance on Artists and Independent Record Labels.

We will rely on artists and independent record labels to provide the music content for UncommonMusic.com. UncommonMusic.com's success will depend, to a large extent, on its ability to offer high quality and diverse music choices, and services. Our failure to attract and retain artists and record labels who can provide content would limit the overall quality and quantity of the music selection on UncommonMusic.com. Our ability to attract and retain artists and record labels will require us to offer sufficient benefits, such as effective artist promotion through our Uncommon CDs, artist services and artist-oriented content, to encourage them to remain with UncommonMusic. If we are unable to effectively serve and provide valuable tools to artists, artists and record labels may leave the websites and remove their content. This could also prevent us from attracting new artists. The loss of artists and the inability to attract new artists would impair our ability to generate revenue.


Our Primary Source of Revenue is Based on Advertising Which Is Highly Competitive And Highly Cyclical.

Advertising  will  be  the  Company's  most   significant   source  of  revenue.
Competition from other forms of media available in the Company's various markets, including direct marketing and the Internet, affects the Company's ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company's markets. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. National and local economic conditions affect the levels of the Company's sales, and most particularly, advertising revenue. Structural changes in the retail environment may also depress the level of advertising revenue.

In addition to online advertising and marketing firms, we must also compete with indirectly with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to allocate a significant, or in some cases any, portion of their advertising budget to our technology-based media, particularly since it is new and unproven. In addition, in response to adverse economic or business conditions, many advertisers reduce their advertising and marketing spending. These circumstances would increase the competition we face to sell our products and services, and could materially and adversely affect our business, results of operations or financial condition.


We Have Limited Intellectual Property Protection And There Is A Risk That Our Competitors Will Be Able To Appropriate Our Technology.

Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We do not currently have any pending or issued patents, nor do we have any registered copyrights with respect to our intellectual property rights. There can be no assurance that our pending patent application will be granted. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. It might be possible for a third party, including the magazine publishers that distribute our Uncommon CD's and which are or will become very familiar with our business model, to replicate our business model.

Although we intend to defend our intellectual property, we can not assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that the pending patent application will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar, or even superior, to our technology.


Our Business Ventures To Promote, Produce And Distribute Music Are Highly Speculative, And We May Not Succeed In Attracting Musical Talent That Appeals To Our Users Or Consumers Generally.

We have formed our UncommonMusic group to establish a music label and publishing company that will sign new artists and songwriters and promote their music through our Uncommon Media channels, including our Uncommon CD's. This is a highly speculative venture to which we expect to commit significant funds over the next several years. Although we expect to hire and rely on experienced music industry management to lead our UncommonMusic group and expect to attract new talent by offering more favorable economic terms and other benefits than traditional music companies, starting a new music business of any type involves significant risk.

To establish our UncommonMusic group, we must attract and sign music artists to recording contracts, sign songwriters to publishing contracts, produce and publish music and establish systems to distribute music to consumers. We cannot assure you that we will succeed in attracting musical talent that will appeal to viewers of our Uncommon Media products and consumers generally, that we will be able to distribute and sell music through our media channels, or that our UncommonMusic group will become profitable.

As part of our plan for the development of our UncommonMusic group, we intend to promote artists by integrating their work and image into our various products and media channels. Therefore, the success of our promotional efforts depends in large part on the ability of our Uncommon Media initiatives generally, including our UncommonCD's. If we are unsuccessful in effectively distributing our Uncommon CD's, we will not be able to provide the promotional opportunities necessary to attract and cultivate recording artists, which could have a material adverse effect on the results of operations of our UncommonMusic group.


Technological Developments May Render Our Service Obsolete.

Our services and products, and the services and products we expect to offer in the future, are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product introductions. Moreover, the proliferation of high-speed Internet access will have a negative impact on the market for our Uncommon CDs, as advertisers will be likely to develop graphic intensive Web sites or online advertisements. There can be no assurance that we can successfully identify new business opportunities and develop and bring new services or products to market in a timely and cost-effective manner, or that services, products or technologies developed by others will not render our products or services obsolete.

If We Cannot Obtain CD-Rom Manufacturing And Packaging Services On A Timely Basis, We May Not Be Able To Timely Deliver Our Uncommon CD Products For Distribution And Our Sales Will Be Adversely Affected.

We rely on an agreement with Feldman Media Group, LP to manufacture and produce our Uncommon CD's. Accordingly, we are subject to the risks associated with using a sole supplier. Should this arrangement be modified or not produce the desired results, we may be required to supply substantial working capital for the production of our Uncommon CDs.


Our Success Depends On The Efforts Of, And Our Ability To Retain, Our Executive Officers And To Attract And Retain Qualified Personnel.

We believe that the efforts of our executive officers, Lawrence Gallo, our President and Chairman of the Board, Gus Rodriguez, our Vice President of Administration and Mitchell Sandler, our Vice President of Marketing, are essential to our operations and growth. The loss of the services of either of Messrs. Gallo, Rodriguez or Sandler would likely have a materially adverse effect on our business, results of operations, financial condition and prospects. We currently do not have employment agreements with any of these executives. Moreover, we do not maintain key-man life insurance on any of these individuals lives.

Our success is dependent upon our ability to attract, assimilate and retain qualified employees and consultants. If we do not succeed in retaining or motivating our current personnel or in recruiting and retaining additional qualified employees, our business will be adversely affected and our abilities to fulfill our business plan impaired. Competition for personnel in our industry, particularly those with expertise, is intense, and there can be no assurance that we will be able to attract and retain the necessary personnel or that we will be able to afford them in terms of cash compensation, equity-based incentives or other benefits. Any failure on our part to attract additional qualified employees or to retain the services of key personnel is likely to have a materially adverse affect on our business, results of operations, financial condition and prospects.


Our Management And Directors Control A Majority Of Our Common Stock And Their Interests May Be Inconsistent With Your Own.

As of April 4, 2001, our executive officers and directors beneficially own approximately 65% of the outstanding common stock. Accordingly, if they act together, they will have the power to control the election of all of our directors and the approval of actions for which the approval of our shareholders is required. The effects of such stock ownership could be to delay or prevent a change of control of the Company unless the terms are approved by such shareholders.


A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

There can be no guarantee that the current price can be maintained or be expected to increase in value. If for any reason the common stock is no longer listed on the OTC Bulletin Board maintained by NASDAQ, purchasers of the shares may have difficulty selling their common stock should they desire to do so. We intend to apply to have our common stock approved for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion on NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ. In addition, it is likely that the Company, which, as of April 4, 2001, had 29,477,667 shares of common stock issued and outstanding, will have to effect a reverse split of its issued and outstanding stock, in order to meet the minimum bid price requirement.


We May Issue Preferred Stock With Certain Preferences May Depress Market Price Of The Common Stock.

The Board of Directors may designate a series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of Uncommon Media Group's common stock even prior to any such designation or issuance of preferred stock. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of Uncommon Media Group or other take-over attempt and could adversely materially affect the rights of holders of shares of the common stock.


Absence Of Cash Dividends.

The Board of Directors does not anticipate paying cash dividends on the Shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of Uncommon Media Group, and will be subject to legal limitations on the payment of dividends out of paid-in capital.


Uncommon Media Group's Common Stock May Be Subject To Penny Stock Regulation.

Currently, our stock is publicly traded on the OTC Bulletin Board, maintained by NASDAQ, quoted under the symbol "UMDA" at the closing bid price on April 4, 2001 of $1.6562. Since our common stock trades below $5.00 per share, it may be considered "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that the current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purpose of such securities and have received the purchaser's written consent to the transaction prior to purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

Item 7.  Financial Statements

The information required by this item is incorporated herein by reference to the financial statements filed with this report.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure called for by this Item was previously reported on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference from the information contained in the sections captioned "Election of Directors" "Management" and "Compliance with
Section 16(a) of the Exchange Act" in UCMGi's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 10.  Executive Compensation.

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Stock Ownership" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.






Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
No.      Description of Exhibit
3.1      Articles of Incorporation of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June 8, 1999.
3.2 Bylaws of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June 8, 1999.

10.1 Acquisition Agreement between IJC Ventures Corp., and Uncommon Media Group, Inc. dated as of December 8, 2000, dated as of December 8, 2000, incorporated by reference to exhibit 2.1 on Form 8-K filed December 22, 2000.
10.2     Lease Agreement, dated June 16, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed December 22, 2000. 16.1 Letter regarding change in certifying accountant, incorporated by reference to exhibit
         16.1 on Form 10SB12B filed February 27, 2001.
21.1*    Subsidiaries of the Company

--------------------------------------------------------------------------------
*  Filed herewith


(b)      Reports on Form 8-K

The Company filed a Current  Report on Form 8-K on December 21, 2000 pursuant to
Item 1 disclosing the resignation of John (Jak) Meyer, the sole officer and director of IJC, in connection with the acquisition of IJC by the Company.

The Company filed a Current Report on Form 8-K on December 22, 2000 pursuant to Items 1 and 2 disclosing the Company's consummation of a share exchange with Uncommon Nevada.

The Company filed a Current Report on Form 8-K on March 5, 2001 pursuant to Item 4 disclosing a change in a change in the Company's certifying accountants.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNCOMMON MEDIA GROUP, INC.

                                By: /s/ Lawrence Gallo
                                ----------------------
                                Name: Lawrence Gallo
                                Title: President and Chairman of the Board

                                Date: April 16, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                             Date

                          President and Chairman of the Board
/s/ Lawrence Gallo        (principal executive officer)           April 16, 2001
-----------------=
Lawrence Gallo


/s/ Gus Rodriguez         Vice President of Administration and
-----------------         Director                                April 16, 2001

Gus Rodriguez

/s/ Mitchell Sandler      Vice President of Marketing and
--------------------       Director                               April 16, 2001

Mitchell Sandler
/s/ Bruce Magown          Director                                April 16, 2001
----------------
Bruce Magown

/s/ Ali Far               Director                                April 16, 2001
-----------
Ali Far

/s/ Allen Sherwin          Director                               April 16, 2001
-----------------
Allen Sherwin

                         Report of Independent Auditors

The Board of Directors
Uncommon Media Group, Inc.

We have audited the accompanying balance sheet of Uncommon Media Group, Inc. (a Development Stage Company) (the "Company") as of December 31, 2000 and the related statements of operations, cash flows and stockholders' deficit for the period from September 13, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the period from September 13, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses, has a working capital deficiency and has accumulated a deficit during its development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP


April 4, 2001

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                                  Balance Sheet

                                December 31, 2000

Assets
Current assets:
   Cash and cash equivalents                                    $     38,260
   Prepaid expenses                                                   17,423
                                                                ----------------
Total current assets                                                  55,683

Fixed assets:
   Furniture and fixtures                                             18,151
   Computer equipment                                                  3,893
   Leasehold improvements                                             43,361
                                                                ----------------
                                                                      65,405
   Less accumulated depreciation                                      (2,925)
                                                                ----------------
Fixed assets, net                                                     62,480

Other assets                                                          21,000
                                                                ----------------
Total assets                                                    $    139,163
                                                                ================

Liabilities and stockholders' deficit Current liabilities:
   Accounts payable                                             $      6,270
   Accrued expenses                                                  280,175
   Due to officers                                                    60,810
                                                                ----------------
Total current liabilities                                            347,255

Long-term debt and accrued interest                                   50,075

Advances convertible into common stock                               275,000

Stockholders' deficit:
   Preferred stock, $0.01 par value, 500,000 shares authorized,
     no shares issued and outstanding                                      -
   Common stock, $0.01 par value, 200,000,000 shares authorized,
     29,200,000 shares issued and outstanding                              -
   Deficit accumulated during development stage                     (533,167)
                                                                ----------------
Total stockholders' deficit                                         (533,167)
                                                                ----------------
Total liabilities and stockholders' deficit                     $    139,163
                                                                ================
See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                             Statement of Operations

                    September 13, 2000 (date of inception) to
                                December 31, 2000


Revenue                                                      $            -

Operating expenses:
   Salaries and benefits                                            283,141
   Selling, general and administrative                              152,810
   Professional fees                                                 97,141
                                                           -------------------
Total operating expenses                                            533,092

Interest expense                                                         75
Provision for income taxes                                                -
                                                           -------------------
Net loss                                                     $     (533,167)
                                                           ===================

Per share information:
   Basic loss per common share                               $           (0.02)
                                                           ===================

   Weighted average number of shares outstanding                 21,382,000
                                                           ===================



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                             Statement of Cash Flows

                    September 13, 2000 (date of inception) to
                                December 31, 2000


Operating activities
Net loss                                                        $   (533,167)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense                                              2,925
     Interest expense                                                     75
     Changes in operating assets and liabilities:
       Increase in prepaid expenses                                  (17,423)
       Increase in other assets                                      (21,000)
       Increase in accounts payable and accrued expenses             286,445
       Increase in payable to officers                                60,810
                                                              ------------------
Net cash used in operating activities                               (221,335)
                                                              ------------------

Investing activities
Fixed asset purchases                                                (65,405)
                                                              ------------------
Net cash used in investing activities                                (65,405)
                                                              ------------------

Financing activities
Borrowings                                                           325,000
                                                              ------------------
Net cash provided by financing activities                            325,000
                                                              ------------------

Net increase in cash                                                  38,260
Cash at the beginning of the period                                        -
                                                              ------------------
Cash at the end of the period                                   $     38,260
                                                              ==================

Supplemental cash flow disclosure
Interest paid                                                   $          -
                                                              ==================
Income taxes paid                                               $          -
                                                              ==================



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                       Statement of Stockholders' Deficit



                                                   Preferred       Common         Accumulated
                                                     Stock          Stock           Deficit         Total
                                                 --------------- ------------ --------------------- ------------------
Balance at September 13, 2000                        $ -             $ -         $        -          $         -
Net loss                                               -               -           (533,167)           (533,167)
                                                 --------------- ------------ --------------------- ------------------
Balance at December 31, 2000                         $ -             $ -         $ (533,167)         $ (533,167)
                                                 =============== ============ ===================== ==================



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                          Notes to Financial Statements

                                December 31, 2000




1. Organization and Summary of Significant Accounting Principles

Business

Uncommon Media Group, Inc. (the "Company") was founded on September 13, 2000 and is a development stage enterprise. The Company intends to provide media solutions and services to traditional advertisers, consumers and suppliers by combining software applications with real-time Internet interaction. The Company will also provide targeted marketing campaigns for advertisers.

Pursuant to a share purchase agreement dated December 8, 2000, IJC Ventures Corp. ("IJC") acquired all of the outstanding capital stock of the Company. The transaction was accounted for as a reverse acquisition whereby the Company was treated as the acquirer and IJC as the acquiree, because the Company's shareholders owned a majority of the combined company's shares outstanding as of the closing date (the "Acquisition"). In connection with the Acquisition, on February 9, 2001, the Company issued 19,200,000 shares of common stock to its officers.

IJC was a public registrant whose common stock was traded on the over-the counter bulletin board and had no operations or activities through the closing of the transaction. IJC stockholders continue to hold 10,000,000 shares of the Company's common stock. Pro forma financial information for the Acquisition has not been presented because it is not considered material to the operations of the Company.

Basis of Presentation

The accompanying financial statements reflect the historical cost of the Company's assets and liabilities. Significant accounts and transactions between the Company and its affiliates are disclosed as related party transactions.

Going Concern

The Company will require additional capital in order to meet its cash needs for the next year. These conditions raise doubt regarding the Company's ability to continue as a going concern. The Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's operations. There can be no assurance that the Company will have sufficient funds to finance its operations through the year ending December 31, 2001.

Use of Estimates

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided on the straight-line basis as follows:

                                         Estimated
                                        Useful Life
                                      ----------------
Furniture and fixtures                    5 years
Computer equipment                        3 years
Leasehold improvements                    5 years

Loss Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the year. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

Revenue Recognition

The Company will provide targeted marketing campaigns and interactive Internet programs with multilingual capabilities in the form of CD Roms to advertisers, consumers, and suppliers of media and music. Revenue will be recognized when the CD Roms are distributed to the publications or other medium of advertising specified within the contracts governing the campaigns and interactive programs.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between financial reporting and tax bases using the enacted tax rates and laws that are expected to be in effect when the differences are recovered. The Company provides a valuation allowance for deferred tax assets which are considered unrealizable.

2. Income Taxes

The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, due to uncertainty regarding its realizability.

At December 31, 2000, the Company had a net operating loss of $522,329 related to U.S. federal and state jurisdictions. Utilization of the net operating loss, which begins to expire starting in 2021, may be subject to certain limitations under the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset at December 31, 2000 are as follows:

Net operating loss                                         $  199,791
Valuation allowance for deferred tax assets                  (199,791)
                                                        -----------------
Deferred tax asset, net                                  $          -
                                                        =================

3. Debt and Other Obligations

On December 20, 2000, the Company borrowed $50,000 from MIDO Consulting, Inc. ("MIDO"), an affiliate entity, as an unsecured loan bearing interest at an annual rate of 5% (the "Loan"). Principal and accrued interest are due on May 1, 2002. At December 31, 2000, the Company had $50,000 outstanding under the Loan.

During November 2000, the Company received non-interest bearing advances totaling $275,000 from three individuals. In March 2001, these advances were exchanged for 275,000 shares of the Company's common stock. As of December 31, 2000, the amounts are reflected as advances convertible into common stock on the accompanying balance sheet.

4. Commitments

The Company leases office space under a noncancelable operating lease which expires on October 31, 2005. Rental expense for the period September 13, 2000 to December 31, 2000 was $35,604. Future minimum rental commitments under the noncancelable operating lease are as follows at December 31, 2000:

                          2001      $85,050
                          2002       87,600
                          2003       90,227
                          2004       92,938
                          2005       78,790

5. Related Party Transactions

During the period September 13, 2000 to December 31, 2000, two of the Company's officers paid certain costs and expenses on behalf of the Company. The funds were provided as interest free loans in order to facilitate the development of the Company. Total amount due to officers at December 31, 2000 was $60,810. The loans are payable on demand.

6. Subsequent Events

During the period January 1, 2001 to March 28, 2001, the Company borrowed an additional $265,000 from MIDO. The loans bear interest at an annual rate of 5%. Principal and accrued interest are due on May 1, 2002. The Company also borrowed an additional $10,000 from one of its officers on January 10, 2001 in the form of an interest free loan which is payable on demand.

On February 20, 2001, the Company received $5,000 from an individual investor in exchange for 2,667 shares of the Company's common stock. The shares were issued on April 4, 2001. The Company also issued warrants for the right to purchase 100,000 shares of common stock at $0.01 per share to outside consultants. The warrants were granted on March 21, 2001 and expire on March 21, 2006. The fair value of the warrants will be recognized as expense during the first quarter of 2001.