Form 10KSB/A
period 2000-12-31
IJC VENTURES CORP
filed 2001-04-30
CIK 1085774

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE


No documents are incorporated by reference into this Amendment to the Annual Report on Form 10-KSB.

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed solely to include the information set forth in
Part III of this Report, which was omitted from the original Form 10-KSB in accordance with applicable rules and regulations. The information contained in Parts I, II and IV of this Report has been included from the original Form 10-KSB filing and has not been updated to reflect events since the date of such filing.

                                TABLE OF CONTENTS


                                                                     Page Number
                                     PART I
ITEM 1.  Description of Business...........................................   1
ITEM 2.  Description of Property...........................................   5
ITEM 3.  Legal Proceedings.................................................   5
ITEM 4.  Submission of Matters to a Vote of Security Holders...............   5

                                     PART II
ITEM 5.  Market for Common Equity and Related Stockholder
         Matters...........................................................   5
ITEM 6.  Management's Discussion and Analysis or
         Plan of Operation.................................................   6
ITEM 7.  Financial Statements..............................................   12
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   12

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,

                  Compliance with Section 16(a) of the Exchange Act........   12
ITEM 10. Executive Compensation ...........................................   14
ITEM 11. Security Ownership of Certain Beneficial Owners and Management....   15
ITEM 12. Certain Relationships and Related Transactions....................   15
ITEM 13. Exhibits and Reports on Form 8-K.................................    17









-------------------------

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

Regulatory Environment

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financialcondition.

Competition

        Uncommon CDs

Although we are not aware of any direct competition with respect to our Uncommon CDs, the market for advertising and marketing products and services is highly competitive.

We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

o the speed with which Internet users are provided with high speed access to the Internet and broadband sites are developed and adopted which could render our technology obsolete;
o our ability to enter into distribution agreements on favorable terms with media publications;
o        consumers acceptance and use of our Uncommon CDs;
o advertisers acceptance of novel advertising solutions developed either by us of our competitors;
o our ability to adapt our technology, and develop and introduce new technologies, as on-line consumers needs change and grow;
o        sales and marketing efforts;
o the relative impact of general economic and industry conditions on either us or our competitors.

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

Protecting our intellectual property

We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements with most of our employees and other protective measures to establish and protect our proprietary rights in our systems and products. We believe that because of the rapid pace of technological change in the open systems networking industry, legal protection of our proprietary information is less significant to our competitive position than factors such as our strategy, the knowledge, ability and experience of our personnel, new system and product development and enhancement, market recognition and ongoing product maintenance and support. We have not filed nor do we intend to file, any patent applications with respect to our existing technology. However, we do intend to file a patent covering certain aspects of our business model, although there can be no assurance that such patent will be granted, or if granted will offer us any level of significant protection. We have registered the trademarks "UMGi" and "Uncommon Media Group." There can be no assurance that we will be able to protect against the use of similar technologies by our competitors. Therefore, there can be no assurance that one or more of our present of future competitors, most of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology. Our inability to respond to technological advances on a timely and cost-effective basis could materially adversely affect our business, results of operations and financial condition.

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

Recent Sales of Unregistered Securities


In February 2001, we issued an aggregate of 19,200,000 shares of our common stock to Lawrence Gallo, our President, Gus Rodriguez, our Vice President of Administration and Mitchell Sandler, our Vice President of Marketing, in exchange for all of the issued and outstanding shares of Uncommon Nevada.


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.


Our directors and executive officers and their ages as of April 26, 2001 are as follows:

Nominees                   Age   Position

Lawrence Gallo              36   President and Director

Gustavo A. Rodriguez        37   Vice President of Administration, Secretary
                                 and Director

Mitchell Sandler            41   Vice President of Marketing and Director

Bruce Magown (1)            47   Director

Ali Far, JD (1)             42   Director


Allen Sherwin, CPA (1)      43   Director
-----------------------------------
(1)      Member of the Audit Committee.


Messrs. Gallo, Rodriquez and Sandler each became an officer and director of the Company in December 2000, following the Company's acquisition of Uncommon Nevada. Messrs. Magown, Far and Sherwin became members of the board of directors in April 2001. The term of office of each officer and director is one year and until his successor is elected and qualified.

Biographical Information

Set forth below is certain biographical information for each of the Company's officers and directors.

Lawrence W. Gallo has served as our Chairman of the Board, Chief Executive Officer and President since December 8, 2001, the date we acquired Uncommon Media Group, Inc., a Nevada corporation ("Uncommon Nevada"). Mr. Gallo served as the President and a Director of Uncommon Nevada since he co-founded the company with Messrs. Rodriguez and Sandler in September 2000. Prior thereto, Mr. Gallo served as the President and Chief Executive Officer of Regenesis Holdings Inc., a publicly traded financial incubator fund (symbol FLNT), from April 1999 to July 2000. From January 1985 to March 1998, Mr. Gallo was employed by Lehman Brothers, Inc., serving as Senior Vice President of Institutional Investment Services, then as Director of Global Equity Finance in London, England. Mr. Gallo is a founding member of The Global Fund Managers' Association, comprised of alternative investment managers and venture capital organizations that manage collectively 100 billion dollars. In addition, Mr. Gallo currently servs as director of Launch Advisors, a financial, creative and business management consultant to sports figures and entertainers, which he founded in 1998. A child prodigy musician accepted to the Julliard Academy, Mr. Gallo has always had a passion and been involved in the entertainment business.

Gustavo A. Rodriguez has served as our Secretary, Vice President of Administration and a Director since December 8, 2001. Prior thereto, Mr. Rodriquez served as a Vice President and a Director of Uncommon Nevada since he co-founded the company with Messrs. Gallo and Sandler in September 2000. From October 1999 until July 2000, Mr. Rodriguez was the Director of Business Development for Regenesis Holdings, Inc. From March 1996 to July 1999 he was a financial consultant and later served as Director of International Business for American First Capital, a registered broker-dealer. In February 1999, he co-founded MiProfesor.com, a website dedicated to providing financial markets information to Spanish speaking investors. Mr. Rodriguez also has over 17 years of experience within the recording and music industries, including development, production, publishing and marketing. From 1994 to 1996, Mr. Rodriguez served as Managing Editor of Page One, a music magazine dedicated to Urban and Latin music. In 1984, Mr. Rodriguez founded Rhythm Trax, Inc. a music production company that produced several successful dance and urban charting singles. Mr. Rodriguez also currently devotes a portion of his time to working as a record producer/remixer for various artists.

Mitchell B. Sandler serves as Vice-President and Director of the Company. Prior to his position with Uncommon Media Group, he seved as Vice President of Regenesis Holdings, Inc. since December 1998. Between 1993 and December 1997, he served as President of The Silicon Group, Inc., a semi-conductor and computer software development company. From 1984 and 1992, Mr. Sandler was employed by All-American Semiconductor, a distributor of semi-conductors, first as a salesman, then as Regional Sales Manager for the southeast (United States). [Discuss Fuel Nation]. His Mother, Toni Lupino, is from the famed Lupino family of film and stage. Ida Lupino the most famous of the family has over 100 films to her credit while acting and or as a Producer/Director. Mr. Sandler holds an Associate's degree from Santa Fe Community College and attended the University of Florida College of Business Administration.

Bruce Magown has provided consulting services to us since January 2001 and became a member of the Board of Directors and the Audit Committee in April 2001. Mr. Magown currently serves as the President and Chief Operating Officer of knoa corp, a privately held company which provides interactive, media rich solutions to its clients, and has served in such capacity since Semptember 2000. From June 1997 to September 2000, Mr. Magown served as the Vice President of the Sun/Netscape Alliance,a strategic alliance formed by America Online and Sun Microsystems, representing Canada, the United States East Coast, and Latin America. Prior thereto, from June 1997 to September 2000, Mr. Magown served as the Director of NE for Sybase, Inc.,an e-business solutions provider. Mr. Magown also served as the Chief Executive Officer of Information Engineer, an e-bussiness consultant.

Ali Far has served as a member of the Board of Directors and the Audit Committee since April 2001. Since April 1999, Mr. Far has been the Managing Director of the Technology Fund for the Galleon Group, a technology investment firm with over $5 billion under management. Between November 1997 and May 1999, Mr. Far served as Vice President and Senior Semiconductor Equity Analyst for Prudential Securities in Palo Alto. From June 1995 to October 1997, Mr. Far served as the Vice President of Engineering and New Product Development for TelCom, Inc.(symbol TLCM), a publicly-traded company which produces analog semiconductor components for personal computers and communication markets. Mr. Far has been awarded over a dozen Patents in the field of communications, personal computers, test and video/imaging.

Allen Sherwin has served as a member of the Board of Directors and the Audit Committee since April 2001. Mr. Sherwin currently serves as Chief Executive Officer of Kats II Enterprises, a business development consulting firm. From August 1999 to December 2000 Mr. Sherwin was the Vice President and Chief Information Officer of EuropaHealth, Inc., a B2B/B2C internet company. Prior thereto, from February 1998 to July 1999, Mr. Sherwin served as the Vice President and Chief Information Officer of the North America branch of Amtech Electronics, Inc., a leader in filtering electronics. From February 1994 to January 1998 Mr. Sherwin also served as a partner of Tech Sales Incorporated, a high-tech electronics corporation. Mr. Sherwin is also a founder, and has served as President, Chief Executive Officer, and Chief Information Officer of Component Design Marketing. Mr. Sherwin's background also includes executive positions in Lockheed-Martin and Lockheed-Sanders companies, manufacturers of military electronics.

Item 10.  Executive Compensation.

All of the Company's current executive officers joined the Company in December 2000, in connection with the Company's acquisition of Uncommon Nevada. The following table sets forth the annual compensation earned by the Company's Chief Executive Officer and all each other executive officers whose annual compensation was in excess $100,000 (the "Named Executive Officers"). The Company does not currently have any stock option or other forms of compensation plans.

The following table sets forth summary information regarding compensation accrued by the Company for the year ended December 31, 2000 to the Named Executive Officers.

                                                             Other Annual
 Name and Principal Position     Year     Salary     Bonus   Compensation
 ---------------------------     ----     ------     -----   ------------
Lawrence Gallo                   2000   $90,000 (1)   -0-        -0-
  President and
  Chief Executive Officer

Gustavo Rodriguez                2000   $58,500 (2)   -0-        -0-
  Secretary and Vice President

Mitchell Sandler                 2000   $58,500 (2)   -0-        -0-
   Vice President
---------------------------------------------
(1) Mr. Gallo is entitled to a base annual salary equal to $300,000. The amount of salary disclosed represents the accrued salary for Mr. Gallo during the period between September 13, 2000 (the date of inception of Uncommon Nevada) and December 31, 2000.

(2) Each of Messrs. Rodriguez and Sandler is entitled to a base annual salary equal to $195,000. The amount of salary disclosed represents the accrued salaries for Mr. Rodriguez and Mr. Sandler during the period between September 13, 2000 (the date of inception of Uncommon Nevada) and December 31, 2000.

Director Compensation

The Company has agreed to grant each of its three non-employee directors 100,000 shares of our common stock. In addition, Non-employee directors are entitled to reimbursement for reasonable travel expenses.

Information Concerning Stock Options

The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 25, 2001, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. On April 25, 2001, the Company had 29,777,667 shares of common stock issued and outstanding, after giving effect to the issuance of an aggregate of 300,000 shares of common stock which the Board of Directors has authorized, but which have not yet been issued as of April 25, 2001 (as described in the footnotes below). The address of each stockholder is the address of the Company, which is 33 West 54th Street, 2nd Floor, New York, New York 10019.

                                                                 Percent of
                                                                Outstanding
Name                                   Number of Shares        Common Stock

Lawrence Gallo...............            9,200,000                30.9 %
Gustavo Rodriguez............            5,000,000                16.8 %
Mitchell Sandler.............            5,000,000                16.8 %
Bruce Magown (1).............              200,000                  *
Ali Far (2)..................              100,000                  *
Allen Sherwin (3)............              100,000                  *
Officers and Directors as
a group (six persons)........           19,600,000                65.8 %

------------------------------------
* Represents less than 1%.

(1) Consists of (i) 100,000 shares of common stock which the Company has agreed to issue to Mr. Magown as consideration for his agreement to act as a director of the Company and (ii) 100,000 shares which the Company has agreed to issue to Mr. Magown pursuant to a consulting agreement between the Company and Mr. Magown. See "Item 12. Certain Relationships and Related Transactions - Consulting Agreement with Bruce Magown." The Company has not yet issued these shares but expects to do so within 60 days of the date of this amendment.

(2) Consists of an option to acquire up to 100,000 shares of common stock which option is presently exercisable.

(3) Consists of the 100,000 shares which the Company has agreed to issue to Mr. Sherwin in consideration for his agreement to act as a director of the Company. The Company has not yet issued these shares but expects to do so within the 60 days of the date of this amendment.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To date, no such reports have been filed by our officers, directors or ten percent holders. Our officers and directors have informed us that they are currently working towards completing and filing the necessary reports.

Item 12.  Certain Relationships and Related Transactions.

Acquisition of Uncommon Nevada

Pursuant to a Share Purchase Agreement dated as of December 8th, 2000 between the Company and Uncommon Nevada, the Company acquired all of the issued and outstanding shares of Uncommon Nevada from Lawrence Gallo, Gustavo Rodriguez, and Mitchell Sandler, Uncommon Nevada's cofounders and the Company's. In connection with such acquisition, Mr. Gallo, became our Chief Executive Officer, Mr. Rodriguez became our Secretary and Vice President of Administration and Mr. Sandler became our Vice President of Marketing. In addition, in exchange for the shares of Uncommon Nevada common stock held by them, Mr. Gallo received 9,200,000 shares of our common stock and Messrs. Rodriquez and Sandler each received 5,000,000 shares of our common stock.

Consulting Agreement with Bruce Magown

Pursuant to a consulting agreement, dated as of January 2001, between the Company and Bruce Magown, a director of the Company (the "Consulting Agreement"), the Company has engaged Mr. Magown to act as a consultant to the Company until January of 2003. Pursuant to the Consulting Agreement, Mr. Magown is entitled to an initial fee of 100,000 shares of common stock. In addition, with respect to any financing transactions of up to $1 million introduced by Mr. Magown and consummated by the Company, Mr. Magown will be entitled to a fee equal to ten percent of the amount of such financing. With respect to any financings in excess of $1.0 million introduced by Mr. Magown and consummated by the Company, or with respect to any mergers, acquisitions or contracts introduced to the Company by Mr. Magown, Mr. Magown will be entitled to a fee of between 1% to 5% of the total amount of consideration involved in such transactions. In addition, the Company is required to reimburse Mr. Magown for all expenses incurred by him in connection with the Consulting Agreement.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
No.                Description of Exhibit

3.1  Articles of Incorporation of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June 8, 1999.

3.2 Bylaws of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June 8, 1999.

10.1 Acquisition Agreement between IJC Ventures Corp., and Uncommon Media Group, Inc. dated as of December 8, 2000, dated as of December 8, 2000, incorporated by reference to exhibit 2.1 on Form 8-K filed December 22, 2000

10.2 Lease Agreement, dated June 16, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed December 22, 2000.

16.1 Letter regarding change in certifying accountant, incorporated by reference to exhibit 16.1 on Form 10SB12B filed February 27, 2001.


----------------------------



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

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its annual report on 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 UNCOMMON MEDIA GROUP, INC.

                                 By:_/s/ Lawrence Gallo____________
                                    -------------------------------
                                 Name: Lawrence Gallo
                                 Title:   President and Chairman of the Board


                                 Date: April 27, 2001
>


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date



/s/ Lawrence Gallo___     President and Chairman of the Board     April 27, 2001
---------------------     (principal executive officer)
Lawrence Gallo


/s/ Gus Rodriguez____     Vice President of Administration        April 27, 2001
---------------------     and Director
Gus Rodriguez

/s/ Mitchell Sandler_     Vice President of Marketing             April 27, 2001
---------------------     and Director
Mitchell Sandler

/s/ Bruce Magown_____     Director                                April 27, 2001
---------------------
Bruce Magown

/s/ Ali Far               Director                                April 27, 2001
---------------------
Ali Far

/s/ Allen Sherwin____     Director                                April 27, 2001
---------------------
Allen Sherwin

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


                                          /s/ Ernst & Young LLP


April 4, 2001

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                                  Balance Sheet

                                December 31, 2000

Assets
Current assets:
   Cash and cash equivalents                                       $  38,260
   Prepaid expenses                                                   17,423
                                                                   ---------
Total current assets                                                  55,683

Fixed assets:
   Furniture and fixtures                                             18,151
   Computer equipment                                                  3,893
   Leasehold improvements                                             43,361
                                                                   ---------
                                                                      65,405
   Less accumulated depreciation                                      (2,925)
                                                                   ---------
Fixed assets, net                                                     62,480

Other assets                                                          21,000
                                                                   ---------

Total assets                                                       $ 139,163
                                                                   =========

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                                $   6,270
   Accrued expenses                                                  280,175
   Due to officers                                                    60,810
                                                                   ---------
Total current liabilities                                            347,255

Long-term debt and accrued interest                                   50,075

Advances convertible into common stock                               275,000

Stockholders' deficit:
   Preferred stock, $0.01 par value, 500,000 shares authorized,
     no shares issued and outstanding                                   --
   Common stock, $0.01 par value, 200,000,000 shares authorized,
     29,200,000 shares issued and outstanding                           --
   Deficit accumulated during development stage                     (533,167)
                                                                   ---------
Total stockholders' deficit                                         (533,167)
                                                                   ---------
Total liabilities and stockholders' deficit                        $ 139,163
                                                                   =========
See accompanying notes

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                             Statement of Operations

                    September 13, 2000 (date of inception) to
                                December 31, 2000


Revenue                                            $       --

Operating expenses:
   Salaries and benefits                                283,141
   Selling, general and administrative                  152,810
   Professional fees                                     97,141
                                                   ------------

Total operating expenses                                533,092

Interest expense                                             75
Provision for income taxes                                 --
                                                   ------------

Net loss                                           $   (533,167)
                                                   ============

Per share information:
   Basic loss per common share                     $      (0.02)
                                                   ============

   Weighted average number of shares outstanding     21,382,000
                                                   ============



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                             Statement of Cash Flows

                    September 13, 2000 (date of inception) to
                                December 31, 2000


Operating activities
Net loss                                                   $(533,167)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense                                      2,925
     Interest expense                                             75
     Changes in operating assets and liabilities:
       Increase in prepaid expenses                          (17,423)
       Increase in other assets                              (21,000)
       Increase in accounts payable and accrued expenses     286,445
       Increase in payable to officers                        60,810
                                                           ---------
Net cash used in operating activities                       (221,335)
                                                           ---------

Investing activities
Fixed asset purchases                                        (65,405)
                                                           ---------
Net cash used in investing activities                        (65,405)
                                                           ---------

Financing activities
Borrowings                                                   325,000
                                                           ---------
Net cash provided by financing activities                    325,000
                                                           ---------

Net increase in cash                                          38,260
Cash at the beginning of the period                             --
                                                           ---------
Cash at the end of the period                              $  38,260
                                                           =========

Supplemental cash flow disclosure
Interest paid                                              $    --
                                                           =========

Income taxes paid                                          $    --
                                                           =========



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                       Statement of Stockholders' Deficit



                                Preferred    Common    Accumulated
                                  Stock      Stock       Deficit       Total
                                 -------   ---------   ---------    ---------

Balance at September 13, 2000    $  --     $    --     $    --      $    --
Net loss                            --          --      (533,167)    (533,167)
                                 -------   ---------   ---------    ---------
Balance at December 31, 2000     $  --     $    --     $(533,167)   $(533,167)
                                 =======   =========   =========    =========



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