Form 10QSB
period 2001-03-31
UNCOMMON MEDIA GROUP INC
filed 2001-05-15
CIK 1085774

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        For the transition period from to

                       Commission file number:: 0001085774


                           Uncommon Media Group, Inc.
             (Exact Name Of Registrant As Specified In Its Charter)


                      Florida                     65-0911072
           (State or Other Jurisdiction of     (I.R.S. Employer
          Incorporation or Organization)      Identification No.)


                         33 West 54th Street, 2nd Floor
                            New York, New York 10019
                    (Address of Principal Executive Offices)

                                 (212) 956-1494
                         (Registrant's Telephone Number)


Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001, the registrant had outstanding 31,040,167 shares of common stock.

                           UNCOMMON MEDIA GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB



              PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements.                             1

              Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                 9

              PART 2.  OTHER INFORMATION

              Item 2.  Changes in Securities and Use of Proceeds         11

              Item 6.  Exhibits and Reports on Form 8-K                  12


                       SIGNATURES                                        13

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                           March 31,      December 31,
                                                                             2001            2000
Assets
Current assets:
   Cash and cash equivalents                                            $     1,136      $   38,260
   Prepaid expenses                                                           1,282          17,423
                                                                      -----------------------------------
Total current assets                                                          2,418          55,683

Fixed assets:
   Furniture and fixtures                                                    25,430          18,151
   Computer and office equipment                                             17,465           3,893
   Leasehold improvements                                                    49,561          43,361
                                                                      -----------------------------------
                                                                             92,456          65,405
   Less accumulated depreciation and amortization                            (7,492)         (2,925)
                                                                      -----------------------------------
Fixed assets, net                                                            84,964          62,480

Deferred financing costs                                                     35,000                   -
Acquisition costs                                                            20,000               -
Other assets                                                                 21,000          21,000
                                                                      -----------------------------------

Total assets                                                            $   163,382      $  139,163
                                                                      ===================================
Liabilities and stockholders' deficit Current liabilities:
   Accounts payable                                                     $   223,164      $    6,270
   Accrued salaries and benefits                                            308,176         151,546
   Accrued expenses                                                          95,268         128,629
   Due to officers                                                           70,810          60,810
                                                                      -----------------------------------

Total current liabilities                                                   697,418         347,255
Long-term debt and accrued interest                                         316,944          50,075

Advances convertible into common stock                                        5,000         275,000
Stockholders' deficit:
   Preferred stock, $0.01 par value, 500,000 shares authorized, no
     shares issued and outstanding                                                -               -
   Common stock, $0.01 par value, 200,000,000 shares authorized,
     30,275,000 and 30,000,000 shares issued and outstanding                302,750               -
   Additional paid-in capital                                               714,750               -


   Deferred compensation and consulting expense                            (495,703)              -
   Deficit accumulated during development stage                          (1,377,777)       (533,167)
                                                                      -----------------------------------
Total stockholders' deficit                                                (855,980)       (533,167)
                                                                      -----------------------------------
Total liabilities and stockholders' deficit                             $   163,382      $  139,163
                                                                      ===================================

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Operations
                                   (Unaudited)






                                                  Three Months Ended March   September 13, 2000 (date
                                                          31, 2001            of inception) to March
                                                                                     31, 2001
                                                  -----------------------------------------------------
Revenue                                             $            -            $             -

Operating expenses:
   Salaries and benefits                                   233,719                    516,860
   Selling, general and administrative                     263,270                    416,080
   Professional fees                                       345,752                    442,893
                                                  -----------------------------------------------------
Total operating expenses                                   842,741                  1,375,833

Interest expense                                             1,869                      1,944
Provision for income taxes                                       -                          -
                                                  -----------------------------------------------------
Net loss                                            $     (844,610)           $    (1,377,777)
                                                  =====================================================

Per share information:
   Basic and diluted loss per common share          $        (0.03)          $          (0.06)
                                                  =====================================================

   Weighted average number of shares outstanding        30,030,553                 25,369,750
                                                  =====================================================



See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                    Three Months Ended   September 13, 2000 (date
                                                                       March 31, 2001      of inception) to March
                                                                                                  31, 2001
                                                                   -------------------------------------------------
Operating activities
Net loss                                                             $   (844,610)          $         (1,377,777)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization expense                                  4,567                           7,492
     Non-cash interest expense                                              1,869                           1,944
     Non-cash compensation and consulting expense                         246,797                         246,797
     Changes in operating assets and liabilities:
       Decrease (increase) in prepaid expenses                             16,141                          (1,282)
       Increase in other assets                                                 -                         (21,000)
       Increase in accounts payable, accrued salaries and benefits,       340,163                         626,608
         and accrued expenses
       Increase in payable to officers                                     10,000                          70,810
                                                                   -------------------------------------------------
Net cash used in operating activities                                    (225,073)                       (446,408)
                                                                   -------------------------------------------------

Investing activities
Acquisition costs                                                         (20,000)                        (20,000)
Fixed asset purchases                                                     (27,051)                        (92,456)
                                                                   -------------------------------------------------
Net cash used in investing activities                                     (47,051)                       (112,456)
                                                                   -------------------------------------------------
Financing activities
Borrowings                                                                270,000                         595,000
Financing costs                                                           (35,000)                        (35,000)
                                                                   -------------------------------------------------
Net cash provided by financing activities                                 235,000                         560,000
                                                                   -------------------------------------------------

Net (decrease) increase in cash                                           (37,124)                          1,136
Cash at the beginning of the period                                        38,260                               -
                                                                   -------------------------------------------------
Cash at the end of the period                                        $      1,136           $               1,136
                                                                   =================================================
Supplemental cash flow disclosure:
Interest paid                                                        $          -           $                   -
                                                                   =================================================
Income taxes paid                                                    $          -           $                   -
                                                                   =================================================


See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                       Statements of Stockholders' Deficit
                                   (Unaudited)


                                          Preferred   Common Stock   Additional         Deferred         Accumulated       Total
                                                                                    Compensation and
                                            Stock                  Paid-In Capital Consulting Expense      Deficit
                                         -------------------------------------------------------------------------------------------
Balance at September 13, 2000                 $-           $-            $-                $-                $-              $-
Net loss                                      -            -              -                -              (533,167)      (533,167)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2000                  -            -              -                -              (533,167)      (533,167)
Exchange of $275,000 of advances for
   275,000 shares of common stock             -          2,750         272,250             -                  -           275,000
Issuance of officers' shares
   retroactive to September 13, 2000          -         192,000       (192,000)            -                  -              -
Issuance of shares for acquisition of
   IJC Ventures Corp.                         -         108,000       (108,000)            -                  -              -
Commitment to issue 200,000 shares of
   common stock                               -            -           587,500         (587,500)              -              -
Amortization of deferred compensation
   and consulting expense                     -            -              -              91,797               -            91,797
Issuance of 100,000 warrants                  -            -           155,000             -                  -           155,000
Net loss                                      -            -              -                -              (844,610)      (844,610)
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 2001                     $-        $302,750      $714,750         $(495,703)       $(1,377,777)     $(855,980)
                                         ===========================================================================================

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                  (Unadudited)

1. Organization and Basis of Presentation

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

IJC was a public registrant whose common stock was traded on the over-the counter bulletin board and had no operations or activities through the closing of the transaction. IJC stockholders continue to hold 10,800,000 shares of the Company's common stock. Pro forma financial information for the Acquisition has not been presented because it is not considered material to the operations of the Company.

Basis of Presentation

The accompanying financial statements reflect the historical cost of the Company's assets and liabilities. Significant accounts and transactions between the Company and its affiliates are disclosed as related party transactions.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 annual report on Form
10-KSB for the period from September 13, 2000 (date of inception) to December 31, 2000.

Going Concern

The Company will require additional capital in order to meet its cash needs for the next year. These conditions raise doubt regarding the Company's ability to continue as a going concern. The Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's operations. There can be no assurance that the Company will have sufficient funds to finance its operations during the next twelve months. See Note 7 for additional financing received by the Company.

2.   Loss Per Share

Basic earnings/(loss) per share ("EPS") is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Warrants to purchase 100,000 shares of the Company's common stock at $0.01 per share were issued on March 21, 2001. These warrants were not included in the computation of diluted EPS because the Company has a net loss for the three months ended March 31, 2001 and for the period from September 13, 2000 (date of inception) to March 31, 2001.

3.   Other Assets

On March 21, 2001, the Company incurred $35,000 in connection with the financing arrangement which was entered into during the second quarter 2001 (see Note 7). During the first quarter 2001, the Company also incurred $20,000 in costs related to a proposed acquisition. No definitive agreements have been negotiated, however, the acquisition is still pending.

4.   Debt and Other Obligations

During the period January 1, 2001 to March 31, 2001, the Company borrowed $265,000 as unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliate entity. At March 31, 2001, the Company had borrowed a total of $315,000 from MIDO and owes an additional $1,944 in accrued interest. Principal and accrued interest are due on May 1, 2002.

During November 2000, the Company received non-interest bearing advances totaling $275,000 from three individuals. On March 22, 2001, these advances were exchanged for 275,000 shares of the Company's common stock. On February 20, 2001, the Company received $5,000 in the form of a non-interest bearing advance from another individual. On April 4, 2001, this advance was exchanged for 2,667 shares of the Company's common stock.

5. Related Party Transactions

At March 31, 2001, the Company had borrowed a total of $70,810 from two of the Company's officers. The loans, which are interest free, were provided to facilitate the development of the Company and are payable on demand.

6. Stockholders' Deficit

On January 15, 2001, the Company agreed to issue 200,000 shares of common stock to consultants in exchange for certain services. One of the consultants is a director of the Company. The value of the shares on the effective date of the agreements, $587,500, will be recognized as an expense during the respective terms of the agreements. The Company recognized an expense of $91,797 within professional fees in the accompanying statements of operations as a result of the consulting agreements. The Company will recognize $422,265, $159,115 and $6,120 of an expense during the years ending December 31, 2001, 2002, and 2003 respectively, related to the consulting agreements. The shares were issued on May 11, 2001.

During March 2001, the Company also issued warrants to an outside consultant for the right to purchase 100,000 shares of the Company's common stock at $0.01 per share. The warrants were granted on March 21, 2001 and expire on March 21, 2006. During the three months ended March 31, 2001, the Company recognized an expense of $155,000, based on the fair value of the warrants issued, within professional fees in the accompanying statements of operations.

7. Subsequent Events

In April 2001, the Company borrowed an additional $40,000 from MIDO as unsecured loans bearing interest at an annual rate of 5%. Principal and accrued interest are due on May 1, 2002.

During April 2001, the Company entered into an agreement with a non-affiliate entity whereby the Company agreed to pay a monthly fee of $7,500, during a twelve month period commencing on April 1, 2001, to the entity in exchange for communications and investor relations services. In connection with the agreement, the Company also issued 150,000 shares of common stock during the second quarter 2001. The Company also agreed to issue 50,000 shares of common stock on October 1, 2001 and an additional 25,000 shares of common stock on March 1, 2002. The Company will recognize an expense during 2001 and 2002 based on the fair value of the shares issued.

On May 11, 2001, the Company issued 212,500 shares of common stock to its employees and certain outside consultants. The Company will recognize an expense of $378,516 based on the fair value of the shares during the second quarter 2001. On May 11, 2001, the Company also issued 200,000 shares of common stock and options for the right to purchase an additional 100,000 shares of common stock at $0.01 per share to three of its directors. The Company will recognize an expense of $496,250 during the second quarter 2001 based on the fair value of the shares and options issued.

On May 4, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion agreed to purchase up to $10 million of the Company's common stock over a 40 month period, subject to a six month extension. The Company has the right to (i) terminate this agreement at any time for no cost, and (ii) decrease the amount of, or suspend sales of common stock to Fusion at any time as long as the market price per share of the Company's common stock is below $25. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.

The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to a financing cooperation agreements, certain current shareholders have guaranteed to Fusion our obligations under the common stock purchase agreement. As a result of such guarantees, Fusion has agreed to waive the requirement for an effective registration statement and the commencement of the funding under the common stock purchase agreement is expected to occur in the next 30 days, although there can be no assurance thereof.

On May 10, 2001, the Company entered into financing cooperation agreements with certain of its shareholders. Under such agreements, the Company's shareholders have agreed to pledge shares of the Company's common stock in connection with the common stock purchase agreement. In consideration for each shareholder's pledge under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock transferred under any pledge agreement. The promissory notes will bear interest at 8% per year and are due on May 10, 2011. The Company has the right at any time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five consecutive closing sale prices of the Company's common stock.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Uncommon Media Group, Inc. ("UMGI" or the "Company" and collectively referred to as "we," "us" or "our"), was incorporated on July 12, 1993, as Software in Motion, Inc. in the State of Florida. On November 13, 1998, we changed our name to IJC Ventures Corp. In connection with the share exchange described below, on December 12, 2000, we further changed our name to Uncommon Media Group, Inc.

Pursuant to a share purchase agreement dated as of December 2000 between the Company and Uncommon Nevada, we exchanged 19,200,000 shares of our common stock on a one-for-one basis for all of the outstanding capital stock of Uncommon Nevada. The share exchange was accounted for as a reverse acquisition of the Company by Uncommon Nevada, whereby the Company was the "legal acquirer" in the transaction and Uncommon Nevada was the "accounting acquirer". As such, the following information is that of Uncommon Nevada prior to the closing of the transaction and that of the Company thereafter.

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

Employees

As of March 31, 2001, we engaged seven employees, consisting of Lawrence Gallo, our President and Chairman of the Board, Gus Rodriguez, our Vice President of Administration, Mitchell Sandler, our Vice President of Marketing, a production manager, two administrative assistants, and a production assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

Results of Operations

During the period from September 13, 2000 to March 31, 2001, we did not engage in any significant operations other than organizational activities, acquisition of capital and promotional and sales efforts. No revenues were earned by the Company during this period. Operating expenses during the period September 13, 2000 to March 31, 2001 amounted to $1,375,833. Operating expenses during the three months ended March 31, 2001 were $842,741. Approximately $247,000 or our operating expenses resulting from the issuance of common stock and warrants to consultants and other business advisors.

We incurred a net loss of $1,377,777 during the period from September 13, 2000 to March 31, 2001 and, as of such date, our current liabilities exceeded our current assets by $695,000. Loss per common share during the period from September 13, 2000 to March 31, 2001 was $0.06. Net loss and loss per common share for the three months ended March 31, 2001 was $844,610 and $0.03, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2001, our primary source of financing came from interest free loans of $10,000 from an officer of the Company and $270,000 in loans and advances from certain shareholders. During 2000, we received financing from interest free loans of approximately $61,000 from certain officers of the Company, advances of $275,000 from three individuals, and a $50,000 loan from an affiliated entity. We have received additional financing during the second quarter 2001 in the form of affiliated loans.

On May 10, 2001, we entered into financing cooperation agreements with certain of our shareholders. Under such agreements, the Company's shareholders have agreed to provide guarantees that may be reasonably required from time to time by third parties in order to help the Company secure debt and/or equity financing. Each such shareholder has also agreed that any such guaranty may be secured by a pledge of the shares of our common stock held by such shareholder. In consideration for the shareholders obligations under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock transferred under any pledge agreement. The promissory notes will bear interest at 8% per year and is due on May 10, 2011. We have the right at any time and from time to time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five (5) consecutive closing sale prices of our common stock.

As of May 4, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion has agreed to purchase up to $10 million of our common stock over a 40 month period, subject to a six month extension at our option. As long as the per share market price of our common stock is below $25, we have the right to (i) terminate this agreement at any time at our discretion for no cost, and (ii) decrease the amount of, or suspend our sales of common stock to Fusion at any time. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to our request under the financing cooperation agreements, certain of our shareholders have guaranteed to Fusion our obligations under the common stock purchase agreement. As a result of such guarantees, Fusion has agreed to waive the requirement for an effective registration statement and the commencement of the funding under the common stock purchase agreement is expected to occur in the next 30 days, although there can be no assurance thereof.

In order to maintain the current level of operations and fund future growth, the Company will need to secure additional financing sources to meet its operating needs. Such funding sources may include, but are not limited to, funding pursuant to the financing arrangement with Fusion described above, private placements of equity or debt, and borrowings from banks, private or public investors, or other lending institutions.

The Company believes that it will be able to raise sufficient additional capital in order to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such financing will prevent the Company from operating as a going concern, given its limited capital resources.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 15, 2001, we agreed to issue 100,000 shares of our common stock to Bruce Magown, a director of the Company, pursuant to a consulting agreement.

On January 15, 2001, we agreed to issue 100,000 shares of our common stock to Joseph Feshback pursuant to a consulting agreement.

On March 9, 2001, we agreed to issue 100,000 share of our common stock each to Allen Sherwin and Bruce Magown, and an option to purchase up to 100,000 shares of our common stock at an exercise price of $.01 per share to Ali Far, in connection with their appointments to the board of directors.

The sales of securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

               None.

(b)     Reports on Form 8-K

               None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNCOMMON MEDIA GROUP, INC.



                                            By:/s/Gustavo Rodriguez
                                               -----------------
                                            Name: Gustavo Rodriguez
                                            Title:   Principal Financial Officer

                                                              Date: May 14, 2001