Form 10QSB
period 2001-06-30
UNCOMMON MEDIA GROUP INC
filed 2001-08-14
CIK 1085774

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                       Commission file number: 000-30108


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

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 2, 2001 the registrant had 31,460,167 outstanding shares of common stock.

                           UNCOMMON MEDIA GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


Item                                                                     Page

PART 1     Financial Information                                            3

Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation       11

PART II    OTHER INFORMATION                                               14

Item 2     Changes in Securities and Use of Proceeds                       14

Item 4     Submission of Matters to a Vote of Security Holders             15

Item 6     Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 16

 PART I.  FINANCIAL INFORMATION


 Item 1.           Financial Statements

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)



                                                                            June 30, 2001                December 31, 2000
                                                                      -------------------------------------------------------
                             Assets
Current assets:
   Cash and cash equivalents                                            $       10,361               $     38,260
   Prepaid expenses                                                              1,164                     17,423
                                                                      -------------------------------------------------------
Total current assets                                                            11,525                     55,683

Fixed assets:
   Furniture and fixtures                                                       25,430                     18,151
   Computer and office equipment                                                17,465                      3,893
   Leasehold improvements                                                       49,561                     43,361
                                                                      -------------------------------------------------------
                                                                                92,456                     65,405
   Less accumulated depreciation                                               (12,334)                    (2,925)
                                                                      -------------------------------------------------------
Fixed assets, net                                                               80,122                     62,480

Other assets                                                                    21,000                     21,000
                                                                      -------------------------------------------------------
Total assets                                                            $      112,647               $    139,163
                                                                      =======================================================
Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                   $      288,963               $      6,270
     Accrued salaries and benefits                                             471,607                    151,546
     Accrued expenses                                                           89,896                    128,629
     Due to officers, net                                                       10,670                     60,810
     Debt and accrued interest                                                 497,078                          -
                                                                      -------------------------------------------------------
Total current liabilities                                                    1,358,214                    347,255
Long-term debt and accrued interest                                                  -                     50,075
Advances convertible into common stock                                               -                    275,000
Stockholders' deficit:
     Preferred stock, $0.01 par value, 500,000 shares
      authorized, no shares issued and outstanding                                   -                          -
    Common stock, $0.01 par value, 200,000,000 shares
      authorized, 31,460,167 and 30,000,000 shares issued and
      outstanding                                                              314,602                          -
    Additional paid-in capital                                               2,785,614                          -
    Deferred compensation                                                     (936,889)                         -
    Deficit accumulated during development stage                            (3,408,894)                  (533,167)
                                                                      -------------------------------------------------------
Total stockholders' deficit                                                 (1,245,567)                  (533,167)
                                                                      -------------------------------------------------------
Total liabilities and stockholders' deficit                             $      112,647               $    139,163
                                                                      =======================================================

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Operations
                                   (Unaudited)







                                                             Three Months        Six Months Ended   September 13, 2000 (date
                                                                Ended             June 30, 2001    of inception) to June 30,
                                                            June 30, 2001                                     2001
                                                       -----------------------------------------------------------------------
Revenue                                                  $            -           $             -    $             -

Operating expenses:
   Salaries and benefits                                        329,196                   562,915            846,056
   Selling, general and administrative                          216,313                   479,583            632,393
   Professional fees                                          1,479,474                 1,825,226          1,922,367
                                                       -----------------------------------------------------------------------
Total operating expenses                                      2,024,983                 2,867,724          3,400,816

Interest expense                                                  6,134                     8,003              8,078
Provision for income taxes                                            -                         -                  -
                                                       -----------------------------------------------------------------------
Net loss                                                 $   (2,031,117)          $    (2,875,727)      $ (3,408,894)
                                                       =======================================================================

Per share information:
   Basic loss per common share                           $        (0.07)             $      (0.09)        $    (0.13)
                                                       =======================================================================

   Weighted average number of shares outstanding             30,783,087                30,408,802         27,062,978
                                                       =======================================================================





See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      September 13, 2000 (date
                                                                          Six Months Ended June 30,  of inception) to June 30,
                                                                                     2001                       2001
                                                                          ------------------------------------------------------
Operating activities
Net loss                                                                    $(2,875,727)               $         (3,408,894)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation expense                                                          9,409                              12,334
     Non-cash interest expense                                                     8,003                               8,078
     Non-cash compensation and professional fees                               1,593,827                           1,593,827
     Changes in operating assets and liabilities:
       Decrease (increase) in prepaid expenses                                    16,259                              (1,164)
       Increase in other assets                                                        -                             (21,000)
       Increase in accounts payable and accrued expenses                         564,021                             850,466
       (Decrease) increase in due to officers, net                               (50,140)                             10,670
                                                                          ------------------------------------------------------
Net cash used in operating activities                                           (734,348)                           (955,683)
                                                                          ------------------------------------------------------

Investing activities
Fixed asset purchases                                                            (27,051)                            (92,456)
                                                                          ------------------------------------------------------
Net cash used in investing activities                                            (27,051)                            (92,456)
                                                                          ------------------------------------------------------

Financing activities
Borrowings                                                                       439,000                             489,000
Proceeds from Fusion common stock purchase agreement
                                                                                 324,500                             324,500
Financing costs                                                                  (35,000)                            (35,000)
Advances convertible into common stock                                             5,000                             280,000
                                                                          ------------------------------------------------------
Net cash provided by financing activities                                        733,500                           1,058,500
                                                                          ------------------------------------------------------

Net (decrease) increase in cash                                                  (27,899)                             10,361
Cash at the beginning of the period                                               38,260                                   -
                                                                          ------------------------------------------------------
Cash at the end of the period                                               $     10,361               $              10,361
                                                                          ======================================================

Supplemental cash flow disclosure:
Interest paid                                                               $          -               $                   -
                                                                          ======================================================
Income taxes paid                                                           $          -               $                   -
                                                                          ======================================================


See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                       Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                      Additional
                                           Preferred    Common Stock    Paid-In      Deferred       Accumulated
                                             Stock                      Capital    Compensation        Deficit         Total
                                         -------------- ------------ ------------ -------------- ----------------- -------------
Balance at September 13, 2000                  $           $               $            $                 $               $
                                               -           -               -            -                 -               -
Net loss                                                                                             (533,167)        (533,167)
                                         -------------- ------------ ------------ -------------- ----------------- -------------
Balance at December 31, 2000                                                                         (533,167)        (533,167)
                                               -           -               -            -
Exchange of $280,000 of advances for
   277,667 shares of common stock

                                               -            2,777       277,223         -                 -            280,000
Issuance of officers' shares
   retroactive to September 13, 2000
                                               -          192,000      (192,000)        -                 -                -
Issuance of shares for acquisition
   of IJC Ventures Corp.
                                               -          108,000      (108,000)        -                 -                -
Proceeds from Fusion common stock
   purchase agreement, net
                                               -            -           289,500         -                 -             289,500
Issuance of 1,182,500 shares of common
   stock
                                               -           11,825     2,152,141     (1,454,200)           -             709,766
Amortization of deferred compensation

                                               -             -               -         517,311            -             517,311
Issuance of 200,000 warrants and
   100,000 options
                                               -           -            366,750           -               -             366,750
                                         -------------- ------------ ------------ -------------- ----------------- -------------
Net loss                                                                                              (2,875,727)    (2,875,727)
                                               -           -               -              -
                                         -------------- ------------ ------------ -------------- ----------------- -------------
Balance at June 30, 2001                       $         $314,602    $2,785,614    $  (936,889)     $ (3,408,894)   $(1,245,567)
                                         ============== ============ ============ ============== ================= =============

See accompanying notes.

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

IJC was a public registrant whose common stock was traded on the over-the counter bulletin board and had no operations or activities through the closing of the transaction. IJC stockholders continued to hold 10,800,000 shares of the Company's common stock at the acquisition date. Pro forma financial information for the Acquisition has not been presented because it is not considered material to the operations of the Company.

Basis of Presentation

The accompanying financial statements reflect the historical cost of the Company's assets and liabilities. Significant accounts and transactions between the Company and its affiliates are disclosed as related party transactions.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Going Concern

Since the Company has incurred substantial losses since formation and has not generated, it will require additional capital in order to meet its cash needs for the next year. These conditions raise substantial doubt regarding the

Company's ability to continue as a going concern. The Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's operations. There can be no assurance that the Company will have sufficient funds to finance its operations during the next twelve months. See Note 6 for additional financing received by the Company.

2.   Loss Per Share

Basic earnings/(loss) per share ("EPS") is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 300,000 shares of the Company's common stock at $0.01 per share were issued during the six months ended June 30, 2001. These options and warrants were not included in the computation of diluted EPS because the Company has a net loss for the three and six months ended June 30, 2001 and for the period from September 13, 2000 (date of inception) to June 30, 2001. Shares issuable pursuant to the financing cooperation agreements (see Note 6) are not included in the computation of EPS because such shares would be antidilutive.

3.   Debt and Other Obligations

During the three and six months ended June 30, 2001, the Company borrowed $174,000 and $439,000, respectively, in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliated entity. At June 30, 2001, the Company had total debt outstanding of $489,000 under the MIDO loans and $8,078 in accrued interest. Principal and accrued interest are due on May 1, 2002.

During November 2000, the Company received non-interest bearing advances totaling $275,000 from three individuals. On March 22, 2001, these advances were exchanged for 275,000 shares of the Company's common stock. On February 20, 2001, the Company received $5,000 in the form of a non-interest bearing advance from another individual. On April 4, this advance was exchanged for 2,667 shares of the Company's common stock.

4. Related Party Transactions

During the period from September 13, 2000 (date of inception) to June 30, 2001, the Company had borrowed a total of $102,268 from two of its officers. The loans, which are interest free, were provided to facilitate the development of the Company and are payable on demand. During the quarter ended June 30, 2001, the company repaid $52,924 of the loans.

During the second quarter, the Company also made non-interest bearing advances to certain of its officers. Such advances amounted to $38,674. At June 30, 2001, due to officers, net consisted of the following:

Due from officers                   $  38,674
Due to officer                        (49,344)
                                    -----------
Due to officers, net                $  10,670
                                     =========

During June 2001, the Company entered into new employment agreements with its four officers which provide for a base salary, annual performance based bonus and other benefits. The agreements also provide for the grant of options to purchase shares of the Company's common stock to such officers. The options are subject to the approval of the Company's shareholders and may result in the recognition of additional compensation expense in the future.

5. Stockholders' Deficit

Pursuant to agreements dated January 15, 2001, the Company issued 200,000 shares of common stock to consultants in exchange for certain services. On June 18, 2001, one of the consulting agreements terminated when the consultant became an officer of the Company. The Company recognized an expense of $91,797 and $428,386 during the three months ended March 31, 2001 and the six months ended June 30, 2001, respectively, based on the fair value of the shares issued. An additional $159,114 of expense will be recognized through January 2003.

During March 2001, the Company also issued warrants to an outside consultant for the right to purchase 100,000 shares of the Company's common stock at $0.01 per share. The warrants were granted on March 21, 2001 for past services rendered by the consultant and expire on March 21, 2006. During the six months ended June 30, 2001, the Company recognized an expense of $155,000, based on the fair value of the warrants issued, within professional fees in the accompanying statements of operations. No warrants have been exercised to date.

During April 2001, the Company entered into an agreement with a non-affiliated entity whereby the Company agreed to pay a monthly fee of $7,500, during a twelve month period commencing on April 1, 2001, to the entity in exchange for communications and investor relations services. In connection with the agreement, the Company issued 150,000 shares of common stock during the second quarter 2001. The Company also agreed to issue 50,000 shares of common stock on October 1, 2001 and an additional 25,000 shares of common stock on March 1, 2002. The Company recognized an expense of $59,175, during the three and six months ended June 30, 2001, based on the fair value of the shares, within professional fees in the accompanying statements of operations.

On May 11, 2001, the Company issued 212,500 shares of common stock to its employees and certain outside consultants. The Company recognized an expense of $378,516 based on the fair value of the shares during the second quarter 2001. On May 11, 2001, the Company also issued 200,000 shares of common stock and options for the right to purchase an additional 100,000 shares of common stock at $0.01 per share to three of its directors for past services rendered to the Company. The Company recognized an expense of $496,250 during the three and six months ended June 30, 2001 based on the fair value of the shares and options issued. No options have been exercised to date.

On June 13, 2001, the Company agreed to pay $1,500 per month to an outside consultant and issued 420,000 shares of common stock in exchange for investor and public relation services over a one-year period. The Company recognized an expense of $29,750 during the three and six months ended June 30, 2001 based on the fair value of the shares issued. The Company will also recognize an additional expense of $600,250 over the remaining term of the agreement.

During June 2001, the Company also issued warrants to an outside consultant for the right to purchase 50,000 shares of the Company's common stock at $1.00 per share, 25,000 shares at $1.50 per share, and 25,000 shares at $2.00 per share. The warrants were granted on June 30, 2001, for past services rendered by the consultant, and expire on June 29, 2006. The Company recognized an expense of $46,750 during the second quarter 2001 based on the fair value of the warrants. No warrants have been exercised to date.

6.  Common Stock Purchase Agreement

On May 4, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion agreed to purchase up to $10 million of the Company's common stock over a 40 month period, subject to a six month extension. The Company has the right to (i) terminate this agreement at any time at no cost, and (ii) decrease the amount of, or suspend sales of common stock to Fusion at any time as long as the market price per share of the Company's common stock is below $25. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.

The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to financing cooperation agreements, certain current shareholders guaranteed to Fusion the Company's obligations under the common stock purchase agreement. As a result of such guarantees, Fusion agreed to waive the requirement for an effective registration statement and began funding the common stock purchase agreement on May 21, 2001.

On May 10, 2001, the Company entered into financing cooperation agreements with certain of its shareholders. Under such agreements, the Company's shareholders have agreed to transfer shares of the Company's common stock to Fusion in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement to Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011. The Company has the right at any time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five consecutive closing sale prices of the Company's common stock.

On the effective date of the financing cooperation agreements, Fusion received 750,000 shares of the Company's common stock as a commitment fee. The shares were provided by certain of the Company's existing shareholders under the financing cooperation agreements and the Company issued $750,000 of promissory notes to the shareholders, in connection with the shares provided on May 10, 2001.

During May 2001, Fusion received an additional 500,000 shares of the Company's common stock. These shares were provided by certain of the Company's shareholders under the financing cooperation agreements. Of such shares provided, 185,200 shares were sold to Fusion and the Company issued an additional $185,200 of promissory notes to the shareholders as of June 30, 2001.

As of June 30, 2001, the Company received $324,500 from Fusion in connection with the common stock purchase agreement, which is reflected as an increase to additional paid-in capital in the accompanying statement of stockholders' deficit, net of costs incurred of $35,000.

It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $935,200 plus accrued interest of approximately $11,000 as of June 30, 2001.

7. Subsequent Event

During July 2001, the Company issued options to an outside consulting firm for the right to purchase 75,000 shares in the aggregate of the Company's common stock at a purchase price of $1.50 for 25,000 shares, $1.75 for 25,000 shares and $2.00 for 25,000 shares. The options were granted on July 12, 2001, for past services rendered by the consulting firm, and expire on July 12, 2003. An expense of $43,000 will be recognized during the third quarter 2001 within professional fees in the accompanying statements of operations. No options have been exercised to date.

On July 10, 2001 the Company entered into a letter of intent to acquire all of the capital stock of TMC Media, Inc. ("TMC"), a Florida corporation engaged in the production and creative design of e-business software and CD-ROMs. The Company expects to issue 625,000 shares of its common stock to TMC shareholders in connection with the acquisition. The acquisition is subject to the completion of due diligence procedures and the execution of definitive documentation satisfactory to the Company and TMC shareholders. As such, there can be no assurance that a definitive stock purchase agreement will be executed or that such acquisition will be consummated.



Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

This report on Form 10-QSB contains certain "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) our limited operating history, (ii) our lack of revenues and anticipated continued losses, (iii) our dependence on an a business model that involves a distribution strategy that has no meaningful precedent, (iv) the uncertainty of the markets' acceptance of our Uncommon CD's, and (v) our ability to retain and attract qualified personnel. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that the expectations reflected in these forward-looking statements will prove to have been correct.

There are many factors associated with forward-looking statements that can cause actual results to differ from those projected, forecast or otherwise referenced. In connection with the forward-looking statements contained herein, also included are corresponding discussions of such factors, together with cautionary statements. In addition to such discussions and statements, and any other information contained in this report, readers should carefully consider the risk factors that are incorporated by reference herein from our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2001as well as the risks and uncertainties disclosed in the Company's other filings with the SEC.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

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

Recent Development

On July 10, 2001 we entered into a letter of intent to acquire all of the capital stock of TMC Media, Inc. ("TMC"), a Florida corporation engaged in the production and creative design of e-business software and CD-ROMs. The Company expects to issue 625,000 shares of its common stock to TMC shareholders in connection with the acquisition. The acquisition is subject to the completion of due diligence procedures and the execution of definitive documentation satisfactory to the Company and TMC shareholders. As such, there can be no assurance that a definitive stock purchase agreement will be executed or that such acquisition will be consummated.

Employees

As of June 30, 2001, we engaged eight employees, consisting of Lawrence Gallo, our President and Chairman of the Board; Bruce Magown, our Chief Operating Officer; Gus Rodriguez, our Vice President of Administration; Mitchell Sandler, our Vice President of Marketing; a production manager; two administrative assistants; and a production assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

During June 2001, we entered into new employment agreements with our four officers which provide for a base salary, annual performance based bonus and other benefits. The agreements also provide for the grant of options to purchase shares of the Company's common stock to such officers. The options are subject to the approval of the Company's shareholders and may result in the recognition of additional compensation expense in the future.

Results of Operations

During the period from September 13, 2000 to June 30, 2001, we did not engage in any significant operations other than organizational activities, acquisition of capital and promotional and sales efforts. There were no revenues earned by the Company during this period. Operating expenses during the period September 13, 2000 to June 30, 2001 amounted to $3,400,816. Operating expenses during the six months and three months ended June 30, 2001 were $2,867,724 and $2,024,983, respectively. During the six months ended June 30, 2001, approximately $1.6 million of our operating expenses resulted from the issuance of common stock, warrants and options to employees, consultants and other business advisors.

We incurred a net loss of during the period from September 13, 2000 to June 30, 2001 and, as of such date, our current liabilities exceeded our current assets by $1,346,689. Loss per common share during the period from September 13, 2000 to June 30, 2001 was $0.13. Net loss and loss per common share for the six and three months ended June 30, 2001 was $0.09 and $0.07, respectively.

Liquidity and Capital Resources

Our primary source of financing came from $489,000 in loans from an affiliated entity. In addition, we also received $280,000 in connection with the issuance of 277,667 shares of the Company's common stock and $324,500 under the Fusion common stock purchase agreement described below.

On May 10, 2001, we entered into financing cooperation agreements with certain of our shareholders. Under such agreements, the Company's shareholders have agreed to provide guarantees that may be reasonably required from time to time by Fusion in order to help the Company secure debt and/or equity financing. Each such shareholder has also agreed that any such guaranty may be secured by a transfer of shares of our common stock held by such shareholder to Fusion. In consideration for the shareholders obligations under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock transferred under the financing agreement. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011. We have the right at any time and from time to time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five (5) consecutive closing sale prices of our common stock.

As of May 4, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion has agreed to purchase up to $10 million of our common stock over a 40-month period, subject to a six-month extension at our option. As long as the per share market price of our common stock is below $25, we have the right to (i) terminate this agreement at any time at our discretion for no cost, and (ii) decrease the amount of, or suspend our sales of common stock to Fusion at any time. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to our request under the financing cooperation agreements, certain of our shareholders have guaranteed to Fusion our obligations under the common stock purchase agreement. As a result of such guarantees, Fusion has agreed to waive the requirement for an effective registration statement and the commencement of the funding under the common stock purchase agreement occurred on May 21, 2001.

On the effective date of the financing cooperation agreements, Fusion received 750,000 shares of the Company's common stock as a commitment fee. The shares were provided by certain of the Company's existing shareholders under the financing cooperation agreements and the Company issued $750,000 of promissory notes to the shareholders, in connection with the shares provided on May 10, 2001.

In May 2001, Fusion received an additional 500,000 shares of the Company's common stock. These shares were provided by certain of the Company's shareholders under the financing cooperation agreements. Of such shares provided, 185,200 shares were sold to Fusion and the Company issued an additional $185,200 of promissory notes to the shareholders as of June 30, 2001.

It is our intention to satisfy the promissory note obligations through the issuance of additional shares of the Company's common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $935,200 plus accrued interest of approximately $11,000 as of June 30, 2001.

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

In April 2001, we issued 150,000 shares of our common stock to Renmark Financial in consideration of their entering into an agreement to provide certain communications and investor relations services to Uncommon.

In May 2001, we issued a warrant to acquire 100,000 shares of common stock at a purchase price equal to $.01 per share to our corporate legal counsel, Membrado & Montell, LLP, in consideration for the granting of certain deferred payment terms in relation to our legal bill.

In May 2001, we issued 100,000 shares of our common stock to each of Allen Sherwin and Bruce Magown, and an option to purchase up to 100,000 shares of our common stock at an exercise price of $.01 per share to Ali Far, in connection with their appointments to the board of directors.

In May 2001, we issued 100,000 shares of our common stock to Bruce Magown, our Chief Operating Officer and a director of the Company, pursuant to a consulting agreement that had been in place until June 18, 2001, at which time we entered into a three year employment agreement with Mr. Magown, which agreement, by its terms, terminated the consulting agreement.

In May 2001, we issued 100,000 shares of our common stock to Joseph Feshback pursuant to a consulting agreement.

In May 2001, we issued 212,500 shares of our common stock to certain of our employees and outside consultants in consideration of services performed for the Company.

In June 2001, we granted, subject to the approval of the Company shareholders, options to purchase up to 2,000,000 shares of our common stock at an exercise price of $1.08 per share to Bruce Magown, our Chief Operating Officer and a director of the Company, pursuant to an employment agreement entered into with Mr. Magown as of June 18, 2001.

In June 2001, we issued a warrant to acquire 100,000 shares of Common Stock at purchase prices ranging from $1.00 to $2.00 to our special legal counsel, Grubman, Indursky & Schindler, P.C., in consideration for the granting of certain deferred payment terms in relation to our legal bill.

In June 2001, we issued 420,000 shares of our Common Stock to Current Capital Corp. as an inducement for their agreement to enter into a certain written agreement with us to provide a variety of investor and public relations services over a period of one year.

In July 2001, we issued an option to acquire up to 75,000 shares if common stock to an outside consulting firm.

The sales of securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) or Regulation D Rule 506 thereof. Each of these sales was made without the use of an underwriter.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on June 11, 2001. At the meeting, the following actions were taken by the shareholders:

Lawrence Gallo, Gustavo A. Rodriguez, Mitchell Sandler, Bruce Magown, Ali Far and Allen Sherwin were each elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office. The votes cast with respect to such election were as follows:


Nominee                         For        Against   Withheld
-------                         ---        -------   --------
Lawrence Gallo              20,357,667       -0-        -0-
Gustavo A. Rodriguez        20,357,667       -0-        -0-
Mitchell Sandler            20,357,667       -0-        -0-
Bruce Magown                20,357,667       -0-        -0-
Ali Far                     20,357,667       -0-        -0-
Allen Sherwin               20,357,667       -0-        -0-

The appointment of Ernst & Young as the Company's independent auditors for fiscal year 2001 was ratified and approved. The voting on the proposal was as follows:

                  For             Against               Abstain
                  -----           -------               -------
              20,357,667            -0-                   -0-

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1 Employment Agreement between the Company and Lawrence Gallo, dated June 18, 2001.

10.2 Employment Agreement between the Company and Bruce Magown, dated June 18, 2001.

10.3 Employment Agreement between the Company and Gustavo Rodriguez, dated June 18, 2001.

10.4 Employment Agreement between the Company and Mitchell Sandler, dated June 18, 2001.

(b)             Reports on Form 8-K

None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      UNCOMMON MEDIA GROUP, INC.



                                   By: /s/ Lawrence Gallo
                                       ------------------
                                     Name: Lawrence Gallo
                                     Title:   Chairman and CEO

                                   By: /s/ Gustavo Rodriguez
                                       ---------------------
                                     Name: Gustavo Rodriguez
                                     Title:   Principal Financial Officer


                                                     Date: August 14, 2001

                                  Exhibit 10.1
                           Gallo Employment Agreement




                                 Execution Copy

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective as of June 18, 2001 (the "Effective Date") by and between Uncommon Media Group, Inc., a Florida corporation ("UMGI" or "the Company") and Lawrence Gallo ("Executive").

WITNESSETH:

WHEREAS, UMGI desires to employ the Executive upon and subject to the terms and conditions set forth herein and the Executive desires to accept such employment; and

WHEREAS the parties wish to set forth the terms and conditions upon which the Executive is to be employed;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Nature of Employment The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by UMGI, as its President and Chief Executive Officer. In such capacity, Executive shall perform such duties and have such responsibilities as may be assigned by the Board from time to time that are normally inherent in such capacities incorporations of similar size and character. Mr. Gallo is currently a board member in good standing. In addition, during the Employment Term, the Company shall appoint Executive to serve as a member of the Board.

2. Best Efforts The Executive shall serve UMGI faithfully and on a full-time basis and devote all of his attention, energy, effort, technical knowledge, know-how and skill to best promote the business and interests of UMGI. The Executive shall at all times use his best efforts to preserve and maintain the business relationships between UMGI and its Executives, clients and suppliers. During the Term of this Agreement, the Executive shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendition of such services either directly or indirectly, without the prior written consent of the Board.

3. Term Of Employment The initial Term of employment shall be three years, beginning on the Effective Date unless sooner terminated in accordance with
Section 5 below.

4.       Compensation

         4.1 Base Salary The Company shall pay the Executive an annual base salary of $300,000.00 (the "Base Salary"), payable in equal installments at least semi-monthly, less taxes required by law to be withheld. The Base Salary shall be increased by at least 5% for each Term after the initial Term.

         4.2 Bonus In addition to the base salary, the Executive shall receive an annual performance-based bonus of $100,000.00, payable in quarterly installments in the year following the year earned, provided that Executive achieves performance targets. The performance targets for the first year of this Agreement are described on Schedule A attached, which shall be revised annually by the Board of Directors, after consultation with the Executive, to include performance targets for the Company's fiscal years 2002 and 2003 (the "Performance Targets"). The amount of Executive's performance bonus for any year may be adjusted upward or downward in the reasonable and good-faith discretion of the Company's Board of Directors based on its evaluation of Executive's job performance.

         4.3 Benefits The Executive shall be entitled to four weeks paid vacation in each twelve-month period beginning with the Effective Date of this Agreement, in accordance with the Company's policies regarding accrual and use of vacation for the Company's similarly situated executives. The Executive shall be entitled to participate in all benefit plans maintained by UMGI, specifically including but not limited to health insurance, life insurance, and group disability insurance, in accordance with the terms of the plans.

         4.4 Expenses During the Term, the Executive shall be reimbursed by UMGI for expenses reasonably and necessarily incurred by him in connection with his duties on behalf of UMGI, subject to appropriate documentation in accordance with UMGI's expense reimbursement policy as it may exist from time to time; provided that expenses in excess of $2,500 shall require the prior approval of the Chief Executive Officer.

         4.5 Stock Options Subject to the approval of the Company's shareholders, if Executive achieves the Performance Targets with respect to either of the Company's fiscal years 2001, 2002 or 2003, then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at a price per share equal to the "Market Price" of the common stock. For purposes of this Section 4.5, the "Market Price" of the common stock shall be equal to the average of the five trading days closing price immediately prior to the date of issuance.

5.       Termination

                                    5.1.    Termination Upon Disability  If
          Executive becomes totally or partially physically or mentally disabled, such that he is unable with or without a reasonable accommodation to perform his duties hereunder for a period of 45 days in any 90 consecutive calendar day period or for an aggregate of 120 days within any 12 consecutive month period, the Company shall have the right to terminate the Executive's employment hereunder by giving the Executive thirty (30) days written notice to that effect. In the event of Executive's termination pursuant to this Section 5.1, the Company shall pay Executive, in full satisfaction of all of its obligations hereunder, all compensation and benefits to which he is entitled through the date of termination, including his pro rata share of any Bonus to which he would be entitled for the year in which his employment ends, but shall be entitled to a credit against this obligation in the amount of any disability insurance benefits received by Executive during such period from a disability insurance policy paid for by the Company, or from the Social Security disability program.



                                    5.1.1.  Determination of Disability  Any
          question as to the existence of the disability of the Executive as to which the Executive and the Company cannot agree shall be determined in writing by a qualified independent physician mutually acceptable to the Executive and the Company. If the Executive and the Company cannot agree as to a qualified independent physician, each shall appoint such a physician and those two physicians shall select a third who shall make such determination in writing. The determination of disability made in writing to the Company and the Executive shall be final and conclusive for all purposes of the Agreement. . Notwithstanding the foregoing, the receipt of long-term disability benefits by the Executive shall constitute conclusive proof of the Executive's disability for purposes of this Agreement.


         5.2. Termination Upon Death If the Executive dies, his employment and the Company's obligation to pay the Base Salary and Bonus, if any, shall terminate as of the date of Executive's death; provided, however, that Executive's estate shall be entitled to receive any unpaid amounts of the Annual Salary, and any Bonus earned up to the date on which Executive's death occurs, which payments shall be made at such times as they would have been paid to Executive.

         5.3 Termination by Mutual Agreement Executive's employment under this Agreement may be terminated by the mutual agreement of the parties to this Agreement, on such terms as may be agreed.

         5.4.    Termination by Executive For Good Reason

                  5.4.1. Executive may terminate his employment hereunder for Good Reason; provided, that, (A) no later than thirty (30) days following the time that the Executive learns of the circumstances constituting Good Reason, he gives a notice of termination to the Company providing reasonable details of such circumstances and no less than fourteen (14) days to cure such failure in the manner reasonably suggested by the Executive in such Notice of Termination (provided such circumstances are capable of being cured) and (B) the Executive provides the Board or its designee the opportunity (together with counsel) to meet personally with the Executive within the first seven days of such 14-day (or longer than 14-day, if elected by the Executive) cure period to discuss such failure, and the Company fails to cure such failure during such period. Given the nature of his duties and responsibilities, the Executive acknowledges and agrees that, if he is of the view that any proposed decision or action of the Company which the Executive is involved in planning or implementing, or of which he otherwise becomes aware, may give rise to Good Reason, he will promptly provide the Board with written notice describing such potential Good Reason event.

        Good Reason shall mean any of the following events:

              (a) the assignment to Executive of duties substantially inconsistent with his position as set forth herein;

              (b) a reduction by the Company of Executive's Base Salary, Bonus, stock options, or other benefits as provided for under this Agreement or as the same may be increased from time to time;

              (c) the Company's failure to pay to Executive any material portion of the compensation or benefits to which he is entitled pursuant to this Agreement;

              (d) the failure to appoint Executive to the Company's Board of Directors;

              (e) the failure of the Company to obtain the assumption in writing of its obligation to perform this Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction; or

              5.4.2. In the event the Executive terminates his employment hereunder for Good Reason, the Company shall continue to pay to Executive his Base Salary for the period ending on the date which is twelve (12) months after the effective date of the termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.5      Termination by the Company For Cause

              5.5.1 The Company may terminate Executive's employment hereunder for Cause.

              5.5.2. For purposes of this Section 5, "Cause" shall mean: (i) commission of a willful act of dishonesty in the course of the Executive 's duties hereunder, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the Executive 's continued, habitual intoxication or performance under the influence of controlled substances during working hours, after the Company shall have provided written notice to the Executive and gave the Executive thirty (30) days within which to commence rehabilitation with respect thereto, and the Executive shall have failed to commence such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, (v) engaging in any act which has the potential for material injury to the Company,
         (vi) the Executive 's willful personal misconduct, action, inaction, inability or refusal to perform duties and responsibilities described in Section 1 above, or to carry out directives of the Board, where the effect of any such misconduct, action, inaction, inability or refusal is damaging or detrimental to the Company, or (vii) material non-compliance with the terms of this Agreement. Cause shall not exist unless and until (i) the Company has delivered to Executive a copy of a resolution duly adopted by the affirmative vote of a majority of the Board of Directors at a Board meeting called and held for this purpose, after reasonable notice to Executive and an opportunity for Executive and his counsel to be heard before the Board, finding in the Board's good faith that the Executive was guilty of conduct constituting Cause as defined herein, which resolution shall state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for Cause is based.

              5.5.3 In the event the Company terminates Executive's employment hereunder for Cause, the Company shall pay him all compensation and benefits due to him pursuant to this Agreement through the date of termination in full satisfaction of all of the Company's obligations to Executive.


         5.6.  Termination by the Company Other Than For Cause

              5.6.1. In the event the Company terminates the Executive's employment hereunder other than for Cause or due to Disability, the Company shall continue to pay to Executive his Base Salary for a period of twelve months following the date he receives notice of such termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.7. Voluntary Termination This Agreement may be terminated by the Executive on his own initiative other than a termination due to death or disability or a Termination by the Executive for Good Reason upon the Executive providing the UMGI a Notice of Termination at least 180 days in advance of such termination. In such an event, the Executive shall be paid all compensation and benefits through the effective date of termination. A voluntary termination in accordance with this Section
         5.7 shall not be deemed a breach of this Employment Agreement.

         5.8 Release. Notwithstanding any other provision of this Agreement to the contrary, the Executive acknowledges and agrees that any and all payments to which the Executive is entitled under this Section are conditioned upon and subject to the Executive's execution of a general waiver and release, in such reasonable form as shall be prepared by the Company, of all claims the Executive may have against the Company.


         6.   Change in Control.

              6.1 A "Change in Control" shall mean the occurrence of any one of the following events:

                                    (a) any "person," as such term is used in
         Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (other than the Executive or entities controlled by the Executive), becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under that act, of 25% or more of the voting power of the Company;

                           (b) all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially owns, directly or indirectly, in substantially the same proportion as they owned the voting power of the Company, all of the voting power or other ownership interests of the entity or entities, if any, that succeed to the business of the Company);

                           (c) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the voting power of the combined company; or

                           (d) the majority of the Board of Directors consists of individuals other than "incumbent directors," which term means members of the Board as of the date of this Employment Agreement, except that any person who becomes a director subsequent to such date whose election or nomination was supported by two-thirds of the directors who then comprise the incumbent directors shall be considered an incumbent director.

              6.2 If, within two years following a Change in Control, the Executive's employment is terminated for any reason other than for Cause, or there is a Termination by Executive for Good Reason, the Executive shall be entitled to twice the payments and benefits provided in Section 5.6. In addition, the Executive shall receive immediately vested 5-year options to purchase 500,000 shares of Common Stock which shall be exercisable at the lowest exercise price of any other options ever awarded to the Executive. The Executive shall forfeit any rights granted pursuant to this Section 5.8.2 if the Executive accepts a written offer to remain with the surviving company in an executive position with equivalent duties, authority and responsibility as the Executive currently holds (other than as a non-Executive director).

              6.3 Payment Following a Change in Control In the event that the termination of the Executive's employment follows a Change in Control and the aggregate of all payments or benefits made or provided to the Executive under this Employment Agreement and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company shall pay to the Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to 100% of the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to the Executive and the time of payment pursuant to this subsection shall be made by an independent auditor (the "Auditor") jointly selected by the Company and the Executive and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way on behalf of the Company or any affiliate thereof. If the Executive and the Company cannot agree on the firm to serve as the Auditor, then the Executive and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.


7.            Protection of Confidential Information.

         7.1 Definition The Company and its affiliates has acquired and will develop certain trade secrets and other confidential and proprietary information, including without limitation methods of operation, financial information, strategic planning, operational budgets and strategies, software (including specifications, programs and documentation), marketing information and strategies, merger and acquisition strategies, payroll data, management systems, client and vendor lists and client and vendor information (collectively the "Confidential Information"), to which the Executive will have access as a result of his employment. Confidential Information does not include information generally known in the industry or which has become part of the public domain other than by reason of the Executive's breach of this Agreement.

         7.2 Return Upon termination of his employment for any reason, Executive will immediately deliver to UMGI all papers, books, manuals, lists, software, computer discs and data, correspondence and documents (in any medium whether in writing, on magnetic tape or in electronic or other form) containing or relating to the Confidential Information, and he will neither copy nor take any such material with him upon leaving UMGI's employ.

         7.3 Nondisclosure Executive will not at any time either while employed by UMGI or after the termination of his employment reveal any Confidential Information to any other person or business entity, except as required by his duties for UMGI or by law.

         7.4 Remedies Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) the Confidential Information of UMGI would be valuable to UMGI's competitors by virtue of the fact that it is not generally known to the public or in the industry; (c) the provisions of this Section are fair and reasonable to protect UMGI's business interests and competitive position and are of vital concern to UMGI, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, the Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI.

8.       Inventions

                  8.1 Executive will promptly disclose to UMGI (or persons designated by it) all discoveries, developments, designs, improvements, inventions, formulae, processes, techniques, programs, know-how, data or other information of possible technical or commercial importance related to UMGI's technology or its business, whether or not patentable, and whether or not protectable under copyright or similar statutes, made, conceived, reduced to practice or learned by Executive, either alone or jointly with others, during Executive's employment by UMGI, whether or not discovered, made, conceived, reduced to practice or learned during ordinary business hours or otherwise and whether on UMGI's premises or elsewhere. (All of the foregoing are hereinafter referred to as "Inventions").

                  8.2 Executive agrees that all Inventions shall be the sole property of the UMGI and its assigns, and UMGI and its assigns shall be the sole owner of all patents, patent applications (including continuations, continuations-in-part, divisionals, reissues, reexaminations and foreign counterparts thereof), trade secret rights, copyrights and other rights arising therefrom or in connection therewith. Executive hereby assigns to UMGI any rights Executive may have or acquire in such Inventions. Executive further agrees as to all such Inventions to assist UMGI in every proper way (but at UMGI's expense) to obtain and from time to time to enforce patents, trade secret rights, copyrights and other rights and protections relating to such Inventions in any and all countries (the foregoing are hereinafter referred to as "Proprietary Rights"), and to that end Executive will execute all documents for use in applying for, obtaining and enforcing all Proprietary Rights as UMGI deems necessary or desirable, together with any assignments thereof to UMGI or persons designated by it. ) The Executive's assignment of intellectual property and other Proprietary Rights hereunder includes without limitation all rights of paternity, integrity, disclosure and withdrawal and any other rights that may be known as or referred to as moral rights and the like (collectively, "Moral Rights"), and to the extent such Moral Rights cannot be assigned under applicable law and to the extent allowed by the laws in the various countries where Moral Rights exist, the Executive hereby waives such Moral Rights and consents to any action of the Company or any third party that would violate such Moral Rights in the absence of such consent.

                  8.3 Executive's obligation to assist UMGI in obtaining and enforcing Proprietary Rights shall survive and continue beyond the termination of Executive's employment with UMGI. If UMGI is unable, after reasonable effort, to secure Executive's signature on any document or documents needed to apply for or prosecute any Proprietary Right or Rights, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints UMGI and its duly authorized officers and agents as Executive's agent and attorney-in-fact, to act for and in Executive's behalf and stead, to execute and file any documents necessary and to do all other lawfully permitted acts to secure such Proprietary Rights for the benefit of UMGI, with the same legal force and effect as if executed by Executive. Executive expressly acknowledges, stipulates and agrees that the foregoing power of attorney is coupled with an interest, is therefore irrevocable and shall survive the death or incompetency of Executive.

9.       Non-Competition and Non-Solicitation

                   9.1 Non-Solicitation; Non-Interference.During the Term and for a period of one year after the termination of Executive's employment with UMGI, Executive will not directly or indirectly, on his own behalf or on behalf of any other person or business entity, (i) induce, entice, solicit, hire or attempt to hire, or assist in the inducement, enticement, solicitation, hiring, or attempted hiring of, any of UMGI's or its affiliates' employees to work for any other person or business entity, in any other capacity or (ii) influence or attempt to influence any person that is a contracting party with UMGI or its affiliates as of the date of this Agreement or at any time during the Term of this Agreement, to terminate any written or oral agreement with UMGI or its affiliates.

         9.2 Non-Competition Executive will not, at any time during the Term and for a period of one year following the termination of employment hereunder, compete with UMGI directly or indirectly (whether as owner, partner, employer, agent, principal, stockholder, corporate officer, director; consultant, independent contractor, Executive, or otherwise in any capacity whatsoever). "Compete" means owning, managing, operating, consulting for, being employed by, or otherwise providing services to, a business that sells products or services that compete with any products or services sold by UMGI or its affiliates and which is located within the United States.

         9.3 Injunctive Relief Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) UMGI's relationships with its customers are fundamental to UMGI's business success, (c) the provisions of this Section are fair and reasonable to protect UMGI's Confidential Information, customer relationships, business interests and competitive position, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI. In the event UMGI brings an action for a temporary or permanent injunction to enforce this Section, the period of time during which such action is pending and Executive's breach of this Section continues, but no injunction has been issued, shall be added to the period of the restriction sought to be enforced.

         9.4. Executive shall be released from his obligations under Sections 9.1, 9.2, 9.3, and 9.4 of this Agreement if he terminates his employment with UMGI for good reason in accordance with Section 5.4.

10. Arbitration Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, with the exception (at UMGI's option) of sections 7, 8 and 9, shall be settled by binding arbitration in the City of New York, New York, in accordance with the then-existing Employment Dispute Resolution Rules of the American Arbitration Association (AAA), and judgment upon the award rendered may be entered in any court having jurisdiction thereof. If the parties cannot agree upon an arbitrator(s), the arbitration shall be administered by the AAA. All applicable statutes of limitation shall apply to any controversy or claim.

11. Entire Agreement This Agreement (including any Schedules attached) supersedes any and all prior Agreements or understandings with respect to the employment of the Executive and represents the final and entire agreement of the parties. Any modification, termination or waiver of any provision of this Agreement shall be effective only if contained in a writing signed by the party to be charged, and no such waiver in one instance shall operate as a waiver of any other provision or of any subsequent breach of the provision waived.

12. Severability of ProvisionsThe provisions of this Agreement are separate and severable, and if any of them is declared invalid and/or unenforceable by a court of competent jurisdiction or an arbitrator, the remaining provisions shall not be affected.

13. Blue-Pencilling If an arbitrator or a court of competent jurisdiction determines that any of the restrictions against disclosure of Confidential Information, competition and/or solicitation contained in this Agreement are invalid in whole or in part due to overbreadth, whether geographically, temporally, or otherwise, such arbitrator or court is specifically authorized and requested to reform such provision by modifying it to the smallest extent necessary to render it valid and enforceable, and to enforce the provision as modified.

14. Assignment This Agreement is a personal contract and may not be sold, transferred or assigned by the Executive, except with respect to compensation to be received hereunder, which may be assigned by written notice to UMGI. It shall be assignable by UMGI to any party that acquires a substantial portion of the assets, stock or business of UMGI, provided that the assignee assumes this Agreement.

15. Benefit The rights and covenants of this Agreement shall inure and extend to the parties hereto, their respective personal representatives, heirs, successors, corporate parents, subsidiaries, and affiliates, and permitted assigns.

16.      Miscellaneous

         (a) The section and paragraph headings in this Agreement are included for convenience only.

(b) By signing this Agreement, the Company warrants (1) that it is a corporation duly organized, validly existing and in good standing under the laws of all jurisdictions in which it is incorporated and/or licensed to conduct business; (2) that it has full authority to enter into and perform its obligations under this Agreement, and that the corporate officer signing on its behalf has authority to do so; and (3) that to the best of its knowledge there exists no actual or threatened proceeding or investigation of any kind against the Company or to which the Company might become a party which might affect the validity or enforceability of this Agreement.

(c) This Agreement is the joint product of the Company and the Executive and each provision hereof has been subject to the mutual consultation, negotiation and agreement of the Company and the Executive and shall not be construed for or against either party hereto.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its principles of conflict of laws, or to the principles of conflict of laws of any other jurisdiction which would cause the application of the law of any jurisdiction other than the State of New York.

(e) This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the date first above written.


                                   UMGI, Inc.


                                   By /s/  Bruce Magown
                                      -----------------
                                           Bruce Magown, Chief Operating Officer


                                   /s/ Lawrence Gallo
                                   -------------------
                                       Lawrence Gallo

Schedule A



Performance Goals (1st Year)



3rd Quarter 2001:
o        Business plan draft (10/31/2001)
o        Capital program identified and presented to the Board

4th Quarter 2001
o        Board-approved business plan (12/31/2001)
o        Significant progress towards capital program

1st Quarter 2002
o Achievement of at least 2 of the 3rd or 4th quarter 2001 goals OR o Significant progress towards capital program or o Raising additional $10,000,000 in financing o Acquisition targets for 2002 identified

2nd Quarter 2002
o        achievement of all 1st quarter 2002 goals




All objectives herein are subject to modification with Board approval.

                                  Exhibit 10.2
                           Magown Employment Agreement





                                 Execution Copy

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective as of June 18, 2001 (the "Effective Date") by and between Uncommon Media Group, Inc., a Florida corporation ("UMGI" or "the Company") and Bruce Magown of Stamford, CT ("Executive").

WITNESSETH:

WHEREAS, UMGI desires to employ the Executive upon and subject to the terms and conditions set forth herein and the Executive desires to accept such employment; and

WHEREAS the parties wish to set forth the terms and conditions upon which the Executive is to be employed;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Nature of Employment The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by UMGI, as its Chief Operating Officer. In such capacity, Executive shall perform such duties and have such responsibilities as may be assigned by the Board from time to time that are normally inherent in such capacities incorporations of similar size and character. Mr. Magown is currently a board member in good standing. In addition, during the Employment Term, the Company shall appoint Executive to serve as a member of the Board.

2. Best Efforts The Executive shall serve UMGI faithfully and on a full-time basis and devote all of his attention, energy, effort, technical knowledge, know-how and skill to best promote the business and interests of UMGI. The Executive shall at all times use his best efforts to preserve and maintain the business relationships between UMGI and its Executives, clients and suppliers. During the Term of this Agreement, the Executive shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendition of such services either directly or indirectly, without the prior written consent of the Board.

3. Term Of Employment The initial Term of employment shall be three years, beginning on the Effective Date unless sooner terminated in accordance with
Section 5 below.

4.       Compensation

         4.1 Base Salary The Company shall pay the Executive an annual base salary of $250,000.00 (the "Base Salary"), payable in equal installments at least semi-monthly, less taxes required by law to be withheld. The Base Salary shall be increased by at least 5% for each Term after the initial Term.

         4.2 Bonus In addition to the base salary, the Executive shall receive an annual performance-based bonus of $100,000.00, payable in quarterly installments in the year following the year earned, provided that Executive achieves performance targets. The performance targets for the first year of this Agreement are described on Schedule A attached, which shall be revised annually by the Board of Directors, after consultation with the Executive, to include performance targets for the Company's fiscal years 2002 and 2003 (the "Performance Targets"). The amount of Executive's performance bonus for any year may be adjusted upward or downward in the reasonable and good-faith discretion of the Company's Board of Directors based on its evaluation of Executive's job performance.

         4.3 Benefits The Executive shall be entitled to four weeks paid vacation in each twelve-month period beginning with the Effective Date of this Agreement, in accordance with the Company's policies regarding accrual and use of vacation for the Company's similarly situated executives. The Executive shall be entitled to participate in all benefit plans maintained by UMGI, specifically including but not limited to health insurance, life insurance, and group disability insurance, in accordance with the terms of the plans.

         4.4 Expenses During the Term, the Executive shall be reimbursed by UMGI for expenses reasonably and necessarily incurred by him in connection with his duties on behalf of UMGI, subject to appropriate documentation in accordance with UMGI's expense reimbursement policy as it may exist from time to time; provided that expenses in excess of $2,500 shall require the prior approval of the Chief Executive Officer.

         4.5 Stock Options Subject to the approval of the Company's shareholders at the next annual or special meeting of the Company, Executive shall receive an Incentive Stock Option to purchase 2,000,000 shares of the Company's common stock at a price of $1.08 per share, 33% of which shall vest and be exercisable on each of the first three annual anniversaries of the Effective Date hereof, in accordance with the Company's Stock Option Plan. In addition, and subject to the approval of the Company's shareholders, if Executive achieves the Performance Targets with respect to either of the Company's fiscal years 2001, 2002 or 2003, then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at a price per share equal to the "Market Price" of the common stock. For purposes of this Section 4.5, the "Market Price" of the common stock shall be equal to the average of the five trading days closing price immediately prior to the date of issuance.

5.       Termination

                                    5.1.    Termination Upon Disability    If
          Executive becomes totally or partially physically or mentally disabled, such that he is unable with or without a reasonable accommodation to perform his duties hereunder for a period of 45 days in any 90 consecutive calendar day period or for an aggregate of 120 days within any 12 consecutive month period, the Company shall have the right to terminate the Executive's employment hereunder by giving the Executive thirty (30) days written notice to that effect. In the event of Executive's termination pursuant to this Section 5.1, the Company shall pay Executive, in full satisfaction of all of its obligations hereunder, all compensation and benefits to which he is entitled through the date of termination, including his pro rata share of any Bonus to which he would be entitled for the year in which his employment ends, but shall be entitled to a credit against this obligation in the amount of any disability insurance benefits received by Executive during such period from a disability insurance policy paid for by the Company, or from the Social Security disability program.



                                    5.1.1.  Determination of Disability   Any
          question as to the existence of the disability of the Executive as to which the Executive and the Company cannot agree shall be determined in writing by a qualified independent physician mutually acceptable to the Executive and the Company. If the Executive and the Company cannot agree as to a qualified independent physician, each shall appoint such a physician and those two physicians shall select a third who shall make such determination in writing. The determination of disability made in writing to the Company and the Executive shall be final and conclusive for all purposes of the Agreement. . Notwithstanding the foregoing, the receipt of long-term disability benefits by the Executive shall constitute conclusive proof of the Executive's disability for purposes of this Agreement.


         5.2. Termination Upon Death If the Executive dies, his employment and the Company's obligation to pay the Base Salary and Bonus, if any, shall terminate as of the date of Executive's death; provided, however, that Executive's estate shall be entitled to receive any unpaid amounts of the Annual Salary, and any Bonus earned up to the date on which Executive's death occurs, which payments shall be made at such times as they would have been paid to Executive.

         5.3 Termination by Mutual Agreement Executive's employment under this Agreement may be terminated by the mutual agreement of the parties to this Agreement, on such terms as may be agreed.

         5.4.    Termination by Executive For Good Reason

                  5.4.1. Executive may terminate his employment hereunder for Good Reason; provided, that, (A) no later than thirty (30) days following the time that the Executive learns of the circumstances constituting Good Reason, he gives a notice of termination to the Company providing reasonable details of such circumstances and no less than fourteen (14) days to cure such failure in the manner reasonably suggested by the Executive in such Notice of Termination (provided such circumstances are capable of being cured) and (B) the Executive provides the Board or its designee the opportunity (together with counsel) to meet personally with the Executive within the first seven days of such 14-day (or longer than 14-day, if elected by the Executive) cure period to discuss such failure, and the Company fails to cure such failure during such period. Given the nature of his duties and responsibilities, the Executive acknowledges and agrees that, if he is of the view that any proposed decision or action of the Company which the Executive is involved in planning or implementing, or of which he otherwise becomes aware, may give rise to Good Reason, he will promptly provide the Board with written notice describing such potential Good Reason event.

        Good Reason shall mean any of the following events:

              (a) the assignment to Executive of duties substantially inconsistent with his position as set forth herein;

              (b) a reduction by the Company of Executive's Base Salary, Bonus, stock options, or other benefits as provided for under this Agreement or as the same may be increased from time to time;

              (c) the Company's failure to pay to Executive any material portion of the compensation or benefits to which he is entitled pursuant to this Agreement;

              (d) the failure to appoint Executive to the Company's Board of Directors;

              (e) the failure of the Company to obtain the assumption in writing of its obligation to perform this Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction; or

              5.4.2. In the event the Executive terminates his employment hereunder for Good Reason, the Company shall continue to pay to Executive his Base Salary for the period ending on the date which is twelve (12) months after the effective date of the termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.5      Termination by the Company For Cause

              5.5.1 The Company may terminate Executive's employment hereunder for Cause.

              5.5.2. For purposes of this Section 5, "Cause" shall mean: (i) commission of a willful act of dishonesty in the course of the Executive 's duties hereunder, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the Executive 's continued, habitual intoxication or performance under the influence of controlled substances during working hours, after the Company shall have provided written notice to the Executive and gave the Executive thirty (30) days within which to commence rehabilitation with respect thereto, and the Executive shall have failed to commence such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, (v) engaging in any act which has the potential for material injury to the Company,
         (vi) the Executive 's willful personal misconduct, action, inaction, inability or refusal to perform duties and responsibilities described in Section 1 above, or to carry out directives of the Board, where the effect of any such misconduct, action, inaction, inability or refusal is damaging or detrimental to the Company, or (vii) material non-compliance with the terms of this Agreement. Cause shall not exist unless and until (i) the Company has delivered to Executive a copy of a resolution duly adopted by the affirmative vote of a majority of the Board of Directors at a Board meeting called and held for this purpose, after reasonable notice to Executive and an opportunity for Executive and his counsel to be heard before the Board, finding in the Board's good faith that the Executive was guilty of conduct constituting Cause as defined herein, which resolution shall state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for Cause is based.

              5.5.3 In the event the Company terminates Executive's employment hereunder for Cause, the Company shall pay him all compensation and benefits due to him pursuant to this Agreement through the date of termination in full satisfaction of all of the Company's obligations to Executive.


         5.6.  Termination by the Company Other Than For Cause

              5.6.1. In the event the Company terminates the Executive's employment hereunder other than for Cause or due to Disability, the Company shall continue to pay to Executive his Base Salary for a period of twelve months following the date he receives notice of such termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.7. Voluntary Termination This Agreement may be terminated by the Executive on his own initiative other than a termination due to death or disability or a Termination by the Executive for Good Reason upon the Executive providing the UMGI a Notice of Termination at least 180 days in advance of such termination. In such an event, the Executive shall be paid all compensation and benefits through the effective date of termination. A voluntary termination in accordance with this Section
         5.7 shall not be deemed a breach of this Employment Agreement.

         5.8 Release. Notwithstanding any other provision of this Agreement to the contrary, the Executive acknowledges and agrees that any and all payments to which the Executive is entitled under this Section are conditioned upon and subject to the Executive's execution of a general waiver and release, in such reasonable form as shall be prepared by the Company, of all claims the Executive may have against the Company.

         6.   Change in Control.

              6.1 A "Change in Control" shall mean the occurrence of any one of the following events:

                           (a) any "person," as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (other than the Executive or entities controlled by the Executive), becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under that act, of 25% or more of the voting power of the Company;

                           (b) all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially owns, directly or indirectly, in substantially the same proportion as they owned the voting power of the Company, all of the voting power or other ownership interests of the entity or entities, if any, that succeed to the business of the Company);

                           (c) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the voting power of the combined company; or

                           (d) the majority of the Board of Directors consists of individuals other than "incumbent directors," which term means members of the Board as of the date of this Employment Agreement, except that any person who becomes a director subsequent to such date whose election or nomination was supported by two-thirds of the directors who then comprise the incumbent directors shall be considered an incumbent director.

              6.2 If, within two years following a Change in Control, the Executive's employment is terminated for any reason other than for Cause, or there is a Termination by Executive for Good Reason, the Executive shall be entitled to twice the payments and benefits provided in Section 5.6. In addition, the Executive shall receive immediately vested 5-year options to purchase 500,000 shares of Common Stock which shall be exercisable at the lowest exercise price of any other options ever awarded to the Executive. The Executive shall forfeit any rights granted pursuant to this Section 5.8.2 if the Executive accepts a written offer to remain with the surviving company in an executive position with equivalent duties, authority and responsibility as the Executive currently holds (other than as a non-Executive director).

              6.3 Payment Following a Change in Control In the event that the termination of the Executive's employment follows a Change in Control and the aggregate of all payments or benefits made or provided to the Executive under this Employment Agreement and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company shall pay to the Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to 100% of the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to the Executive and the time of payment pursuant to this subsection shall be made by an independent auditor (the "Auditor") jointly selected by the Company and the Executive and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way on behalf of the Company or any affiliate thereof. If the Executive and the Company cannot agree on the firm to serve as the Auditor, then the Executive and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.


7.            Protection of Confidential Information.

         7.1 Definition The Company and its affiliates has acquired and will develop certain trade secrets and other confidential and proprietary information, including without limitation methods of operation, financial information, strategic planning, operational budgets and strategies, software (including specifications, programs and documentation), marketing information and strategies, merger and acquisition strategies, payroll data, management systems, client and vendor lists and client and vendor information (collectively the "Confidential Information"), to which the Executive will have access as a result of his employment. Confidential Information does not include information generally known in the industry or which has become part of the public domain other than by reason of the Executive's breach of this Agreement.

         7.2 Return Upon termination of his employment for any reason, Executive will immediately deliver to UMGI all papers, books, manuals, lists, software, computer discs and data, correspondence and documents (in any medium whether in writing, on magnetic tape or in electronic or other form) containing or relating to the Confidential Information, and he will neither copy nor take any such material with him upon leaving UMGI's employ.

         7.3 Nondisclosure Executive will not at any time either while employed by UMGI or after the termination of his employment reveal any Confidential Information to any other person or business entity, except as required by his duties for UMGI or by law.

         7.4 Remedies Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) the Confidential Information of UMGI would be valuable to UMGI's competitors by virtue of the fact that it is not generally known to the public or in the industry; (c) the provisions of this Section are fair and reasonable to protect UMGI's business interests and competitive position and are of vital concern to UMGI, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, the Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI.

8.       Inventions

                  8.1 Executive will promptly disclose to UMGI (or persons designated by it) all discoveries, developments, designs, improvements, inventions, formulae, processes, techniques, programs, know-how, data or other information of possible technical or commercial importance related to UMGI's technology or its business, whether or not patentable, and whether or not protectable under copyright or similar statutes, made, conceived, reduced to practice or learned by Executive, either alone or jointly with others, during Executive's employment by UMGI, whether or not discovered, made, conceived, reduced to practice or learned during ordinary business hours or otherwise and whether on UMGI's premises or elsewhere. (All of the foregoing are hereinafter referred to as "Inventions").

                  8.2 Executive agrees that all Inventions shall be the sole property of the UMGI and its assigns, and UMGI and its assigns shall be the sole owner of all patents, patent applications (including continuations, continuations-in-part, divisionals, reissues, reexaminations and foreign counterparts thereof), trade secret rights, copyrights and other rights arising therefrom or in connection therewith. Executive hereby assigns to UMGI any rights Executive may have or acquire in such Inventions. Executive further agrees as to all such Inventions to assist UMGI in every proper way (but at UMGI's expense) to obtain and from time to time to enforce patents, trade secret rights, copyrights and other rights and protections relating to such Inventions in any and all countries (the foregoing are hereinafter referred to as "Proprietary Rights"), and to that end Executive will execute all documents for use in applying for, obtaining and enforcing all Proprietary Rights as UMGI deems necessary or desirable, together with any assignments thereof to UMGI or persons designated by it. ) The Executive's assignment of intellectual property and other Proprietary Rights hereunder includes without limitation all rights of paternity, integrity, disclosure and withdrawal and any other rights that may be known as or referred to as moral rights and the like (collectively, "Moral Rights"), and to the extent such Moral Rights cannot be assigned under applicable law and to the extent allowed by the laws in the various countries where Moral Rights exist, the Executive hereby waives such Moral Rights and consents to any action of the Company or any third party that would violate such Moral Rights in the absence of such consent.

                  8.3 Executive's obligation to assist UMGI in obtaining and enforcing Proprietary Rights shall survive and continue beyond the termination of Executive's employment with UMGI. If UMGI is unable, after reasonable effort, to secure Executive's signature on any document or documents needed to apply for or prosecute any Proprietary Right or Rights, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints UMGI and its duly authorized officers and agents as Executive's agent and attorney-in-fact, to act for and in Executive's behalf and stead, to execute and file any documents necessary and to do all other lawfully permitted acts to secure such Proprietary Rights for the benefit of UMGI, with the same legal force and effect as if executed by Executive. Executive expressly acknowledges, stipulates and agrees that the foregoing power of attorney is coupled with an interest, is therefore irrevocable and shall survive the death or incompetency of Executive.

9.       Non-Competition and Non-Solicitation

                   9.1 Non-Solicitation; Non-Interference.During the Term and for a period of one year after the termination of Executive's employment with UMGI, Executive will not directly or indirectly, on his own behalf or on behalf of any other person or business entity, (i) induce, entice, solicit, hire or attempt to hire, or assist in the inducement, enticement, solicitation, hiring, or attempted hiring of, any of UMGI's or its affiliates' employees to work for any other person or business entity, in any other capacity or (ii) influence or attempt to influence any person that is a contracting party with UMGI or its affiliates as of the date of this Agreement or at any time during the Term of this Agreement, to terminate any written or oral agreement with UMGI or its affiliates.

         9.2 Non-Competition Executive will not, at any time during the Term and for a period of one year following the termination of employment hereunder, compete with UMGI directly or indirectly (whether as owner, partner, employer, agent, principal, stockholder, corporate officer, director; consultant, independent contractor, Executive, or otherwise in any capacity whatsoever). "Compete" means owning, managing, operating, consulting for, being employed by, or otherwise providing services to, a business that sells products or services that compete with any products or services sold by UMGI or its affiliates and which is located within the United States.

         9.3 Injunctive Relief Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) UMGI's relationships with its customers are fundamental to UMGI's business success, (c) the provisions of this Section are fair and reasonable to protect UMGI's Confidential Information, customer relationships, business interests and competitive position, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI. In the event UMGI brings an action for a temporary or permanent injunction to enforce this Section, the period of time during which such action is pending and Executive's breach of this Section continues, but no injunction has been issued, shall be added to the period of the restriction sought to be enforced.

         9.4. Executive shall be released from his obligations under Sections 9.1, 9.2, 9.3, and 9.4 of this Agreement if he terminates his employment with UMGI for good reason in accordance with Section 5.4.

10. Arbitration Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, with the exception (at UMGI's option) of sections 7, 8 and 9, shall be settled by binding arbitration in the City of New York, New York, in accordance with the then-existing Employment Dispute Resolution Rules of the American Arbitration Association (AAA), and judgment upon the award rendered may be entered in any court having jurisdiction thereof. If the parties cannot agree upon an arbitrator(s), the arbitration shall be administered by the AAA. All applicable statutes of limitation shall apply to any controversy or claim.

11. Entire Agreement This Agreement (including any Schedules attached) supersedes any and all prior Agreements or understandings with respect to the employment of the Executive, including the Consulting Agreement by and between the Executive and UMGI, dated as of January 15, 2001, which the parties hereby agree is hereby terminated and shall be null and void in all respects, and represents the final and entire agreement of the parties. Any modification, termination or waiver of any provision of this Agreement shall be effective only if contained in a writing signed by the party to be charged, and no such waiver in one instance shall operate as a waiver of any other provision or of any subsequent breach of the provision waived.

12. Severability of ProvisionsThe provisions of this Agreement are separate and severable, and if any of them is declared invalid and/or unenforceable by a court of competent jurisdiction or an arbitrator, the remaining provisions shall not be affected.

13. Blue-Pencilling If an arbitrator or a court of competent jurisdiction determines that any of the restrictions against disclosure of Confidential Information, competition and/or solicitation contained in this Agreement are invalid in whole or in part due to overbreadth, whether geographically, temporally, or otherwise, such arbitrator or court is specifically authorized and requested to reform such provision by modifying it to the smallest extent necessary to render it valid and enforceable, and to enforce the provision as modified.

14. Assignment This Agreement is a personal contract and may not be sold, transferred or assigned by the Executive, except with respect to compensation to be received hereunder, which may be assigned by written notice to UMGI. It shall be assignable by UMGI to any party that acquires a substantial portion of the assets, stock or business of UMGI, provided that the assignee assumes this Agreement.

15. Benefit The rights and covenants of this Agreement shall inure and extend to the parties hereto, their respective personal representatives, heirs, successors, corporate parents, subsidiaries, and affiliates, and permitted assigns.

16.      Miscellaneous

         (a) The section and paragraph headings in this Agreement are included for convenience only.

(b) By signing this Agreement, the Company warrants (1) that it is a corporation duly organized, validly existing and in good standing under the laws of all jurisdictions in which it is incorporated and/or licensed to conduct business; (2) that it has full authority to enter into and perform its obligations under this Agreement, and that the corporate officer signing on its behalf has authority to do so; and (3) that to the best of its knowledge there exists no actual or threatened proceeding or investigation of any kind against the Company or to which the Company might become a party which might affect the validity or enforceability of this Agreement.

(c) This Agreement is the joint product of the Company and the Executive and each provision hereof has been subject to the mutual consultation, negotiation and agreement of the Company and the Executive and shall not be construed for or against either party hereto.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its principles of conflict of laws, or to the principles of conflict of laws of any other jurisdiction which would cause the application of the law of any jurisdiction other than the State of New York.

(e) This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the date first above written.


                                   UMGI, Inc.


                               By /s/  Lawrence Gallo
                                  -------------------
                                       Lawrence Gallo, Chief Executive Officer


                              /s/ Bruce Magown
                              ----------------
                                  Bruce Magown

Schedule A



Performance Goals (1st Year)



3rd Quarter 2001:
o        Business plan draft (10/31/2001)
o        Capital program identified and presented to the Board

4th Quarter 2001
o        Board-approved business plan (12/31/2001)
o        Significant progress towards capital program

1st Quarter 2002
o Achievement of at least 2 of the 3rd or 4th quarter 2001 goals OR o Significant progress towards capital program or o Raising additional $10,000,000 in financing o Acquisition targets for 2002 identified

2nd Quarter 2002
o        achievement of all 1st quarter 2002 goals




All objectives herein are subject to modification with Board approval.

                                  Exhibit 10.2
                         Rodriguez Employment Agreement



                                 Execution Copy

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective as of June 18, 2001 (the "Effective Date") by and between Uncommon Media Group, Inc., a Florida corporation ("UMGI" or "the Company") and Gustavo Rodriguez ("Executive").

WITNESSETH:

WHEREAS, UMGI desires to employ the Executive upon and subject to the terms and conditions set forth herein and the Executive desires to accept such employment; and

WHEREAS the parties wish to set forth the terms and conditions upon which the Executive is to be employed;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Nature of Employment The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by UMGI, as its Executive Vice President. In such capacity, Executive shall perform such duties and have such responsibilities as may be assigned by the Board from time to time that are normally inherent in such capacities incorporations of similar size and character. Executive is currently a board member in good standing. In addition, during the Employment Term, the Company shall appoint Executive to serve as a member of the Board.

2. Best Efforts The Executive shall serve UMGI faithfully and on a full-time basis and devote all of his attention, energy, effort, technical knowledge, know-how and skill to best promote the business and interests of UMGI. The Executive shall at all times use his best efforts to preserve and maintain the business relationships between UMGI and its Executives, clients and suppliers. During the Term of this Agreement, the Executive shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendition of such services either directly or indirectly, without the prior written consent of the Board.

3. Term Of Employment The initial Term of employment shall be three years, beginning on the Effective Date unless sooner terminated in accordance with
Section 5 below.

4.       Compensation

         4.1 Base Salary The Company shall pay the Executive an annual base salary of $195,000.00 (the "Base Salary"), payable in equal installments at least semi-monthly, less taxes required by law to be withheld. The Base Salary shall be increased by at least 5% for each Term after the initial Term.

         4.2 Bonus In addition to the base salary, the Executive shall receive an annual performance-based bonus of $100,000.00, payable in quarterly installments in the year following the year earned, provided that Executive achieves performance targets. The performance targets for the first year of this Agreement are described on Schedule A attached, which shall be revised annually by the Board of Directors, after consultation with the Executive, to include performance targets for the Company's fiscal years 2002 and 2003 (the "Performance Targets"). The amount of Executive's performance bonus for any year may be adjusted upward or downward in the reasonable and good-faith discretion of the Company's Board of Directors based on its evaluation of Executive's job performance.

         4.3 Benefits The Executive shall be entitled to four weeks paid vacation in each twelve-month period beginning with the Effective Date of this Agreement, in accordance with the Company's policies regarding accrual and use of vacation for the Company's similarly situated executives. The Executive shall be entitled to participate in all benefit plans maintained by UMGI, specifically including but not limited to health insurance, life insurance, and group disability insurance, in accordance with the terms of the plans.

         4.4 Expenses During the Term, the Executive shall be reimbursed by UMGI for expenses reasonably and necessarily incurred by him in connection with his duties on behalf of UMGI, subject to appropriate documentation in accordance with UMGI's expense reimbursement policy as it may exist from time to time; provided that expenses in excess of $2,500 shall require the prior approval of the Chief Executive Officer.

         4.5 Stock Options Subject to the approval of the Company's shareholders, if Executive achieves the Performance Targets with respect to either of the Company's fiscal years 2001, 2002 or 2003, then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at a price per share equal to the "Market Price" of the common stock. For purposes of this Section 4.5, the "Market Price" of the common stock shall be equal to the average of the five trading days closing price immediately prior to the date of issuance.

5.       Termination

                                    5.1.    Termination Upon Disability   If
          Executive becomes totally or partially physically or mentally disabled, such that he is unable with or without a reasonable accommodation to perform his duties hereunder for a period of 45 days in any 90 consecutive calendar day period or for an aggregate of 120 days within any 12 consecutive month period, the Company shall have the right to terminate the Executive's employment hereunder by giving the Executive thirty (30) days written notice to that effect. In the event of Executive's termination pursuant to this Section 5.1, the Company shall pay Executive, in full satisfaction of all of its obligations hereunder, all compensation and benefits to which he is entitled through the date of termination, including his pro rata share of any Bonus to which he would be entitled for the year in which his employment ends, but shall be entitled to a credit against this obligation in the amount of any disability insurance benefits received by Executive during such period from a disability insurance policy paid for by the Company, or from the Social Security disability program.



                                    5.1.1.  Determination of Disability     Any
          question as to the existence of the disability of the Executive as to which the Executive and the Company cannot agree shall be determined in writing by a qualified independent physician mutually acceptable to the Executive and the Company. If the Executive and the Company cannot agree as to a qualified independent physician, each shall appoint such a physician and those two physicians shall select a third who shall make such determination in writing. The determination of disability made in writing to the Company and the Executive shall be final and conclusive for all purposes of the Agreement. . Notwithstanding the foregoing, the receipt of long-term disability benefits by the Executive shall constitute conclusive proof of the Executive's disability for purposes of this Agreement.


         5.2. Termination Upon Death If the Executive dies, his employment and the Company's obligation to pay the Base Salary and Bonus, if any, shall terminate as of the date of Executive's death; provided, however, that Executive's estate shall be entitled to receive any unpaid amounts of the Annual Salary, and any Bonus earned up to the date on which Executive's death occurs, which payments shall be made at such times as they would have been paid to Executive.

         5.3 Termination by Mutual Agreement Executive's employment under this Agreement may be terminated by the mutual agreement of the parties to this Agreement, on such terms as may be agreed.

         5.4.    Termination by Executive For Good Reason

                  5.4.1. Executive may terminate his employment hereunder for Good Reason; provided, that, (A) no later than thirty (30) days following the time that the Executive learns of the circumstances constituting Good Reason, he gives a notice of termination to the Company providing reasonable details of such circumstances and no less than fourteen (14) days to cure such failure in the manner reasonably suggested by the Executive in such Notice of Termination (provided such circumstances are capable of being cured) and (B) the Executive provides the Board or its designee the opportunity (together with counsel) to meet personally with the Executive within the first seven days of such 14-day (or longer than 14-day, if elected by the Executive) cure period to discuss such failure, and the Company fails to cure such failure during such period. Given the nature of his duties and responsibilities, the Executive acknowledges and agrees that, if he is of the view that any proposed decision or action of the Company which the Executive is involved in planning or implementing, or of which he otherwise becomes aware, may give rise to Good Reason, he will promptly provide the Board with written notice describing such potential Good Reason event.

        Good Reason shall mean any of the following events:

              (a) the assignment to Executive of duties substantially inconsistent with his position as set forth herein;

              (b) a reduction by the Company of Executive's Base Salary, Bonus, stock options, or other benefits as provided for under this Agreement or as the same may be increased from time to time;

              (c) the Company's failure to pay to Executive any material portion of the compensation or benefits to which he is entitled pursuant to this Agreement;

              (d) the failure to appoint Executive to the Company's Board of Directors;

              (e) the failure of the Company to obtain the assumption in writing of its obligation to perform this Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction; or

              5.4.2. In the event the Executive terminates his employment hereunder for Good Reason, the Company shall continue to pay to Executive his Base Salary for the period ending on the date which is twelve (12) months after the effective date of the termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.5      Termination by the Company For Cause

              5.5.1 The Company may terminate Executive's employment hereunder for Cause.

              5.5.2. For purposes of this Section 5, "Cause" shall mean: (i) commission of a willful act of dishonesty in the course of the Executive 's duties hereunder, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the Executive 's continued, habitual intoxication or performance under the influence of controlled substances during working hours, after the Company shall have provided written notice to the Executive and gave the Executive thirty (30) days within which to commence rehabilitation with respect thereto, and the Executive shall have failed to commence such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, (v) engaging in any act which has the potential for material injury to the Company,
         (vi) the Executive 's willful personal misconduct, action, inaction, inability or refusal to perform duties and responsibilities described in Section 1 above, or to carry out directives of the Board, where the effect of any such misconduct, action, inaction, inability or refusal is damaging or detrimental to the Company, or (vii) material non-compliance with the terms of this Agreement. Cause shall not exist unless and until (i) the Company has delivered to Executive a copy of a resolution duly adopted by the affirmative vote of a majority of the Board of Directors at a Board meeting called and held for this purpose, after reasonable notice to Executive and an opportunity for Executive and his counsel to be heard before the Board, finding in the Board's good faith that the Executive was guilty of conduct constituting Cause as defined herein, which resolution shall state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for Cause is based.

              5.5.3 In the event the Company terminates Executive's employment hereunder for Cause, the Company shall pay him all compensation and benefits due to him pursuant to this Agreement through the date of termination in full satisfaction of all of the Company's obligations to Executive.


         5.6.  Termination by the Company Other Than For Cause

              5.6.1. In the event the Company terminates the Executive's employment hereunder other than for Cause or due to Disability, the Company shall continue to pay to Executive his Base Salary for a period of twelve months following the date he receives notice of such termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.7. Voluntary Termination This Agreement may be terminated by the Executive on his own initiative other than a termination due to death or disability or a Termination by the Executive for Good Reason upon the Executive providing the UMGI a Notice of Termination at least 180 days in advance of such termination. In such an event, the Executive shall be paid all compensation and benefits through the effective date of termination. A voluntary termination in accordance with this Section
         5.7 shall not be deemed a breach of this Employment Agreement.

         5.8 Release. Notwithstanding any other provision of this Agreement to the contrary, the Executive acknowledges and agrees that any and all payments to which the Executive is entitled under this Section are conditioned upon and subject to the Executive's execution of a general waiver and release, in such reasonable form as shall be prepared by the Company, of all claims the Executive may have against the Company.


         6.   Change in Control.

              6.1 A "Change in Control" shall mean the occurrence of any one of the following events:

                           (a) any "person," as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (other than the Executive or entities controlled by the Executive), becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under that act, of 25% or more of the voting power of the Company;

                           (b) all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially owns, directly or indirectly, in substantially the same proportion as they owned the voting power of the Company, all of the voting power or other ownership interests of the entity or entities, if any, that succeed to the business of the Company);

                           (c) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the voting power of the combined company; or

                           (d) the majority of the Board of Directors consists of individuals other than "incumbent directors," which term means members of the Board as of the date of this Employment Agreement, except that any person who becomes a director subsequent to such date whose election or nomination was supported by two-thirds of the directors who then comprise the incumbent directors shall be considered an incumbent director.

              6.2 If, within two years following a Change in Control, the Executive's employment is terminated for any reason other than for Cause, or there is a Termination by Executive for Good Reason, the Executive shall be entitled to twice the payments and benefits provided in Section 5.6. In addition, the Executive shall receive immediately vested 5-year options to purchase 500,000 shares of Common Stock which shall be exercisable at the lowest exercise price of any other options ever awarded to the Executive. The Executive shall forfeit any rights granted pursuant to this Section 5.8.2 if the Executive accepts a written offer to remain with the surviving company in an executive position with equivalent duties, authority and responsibility as the Executive currently holds (other than as a non-Executive director).

              6.3 Payment Following a Change in Control In the event that the termination of the Executive's employment follows a Change in Control and the aggregate of all payments or benefits made or provided to the Executive under this Employment Agreement and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company shall pay to the Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to 100% of the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to the Executive and the time of payment pursuant to this subsection shall be made by an independent auditor (the "Auditor") jointly selected by the Company and the Executive and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way on behalf of the Company or any affiliate thereof. If the Executive and the Company cannot agree on the firm to serve as the Auditor, then the Executive and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.


7.       Protection of Confidential Information.

         7.1 Definition The Company and its affiliates has acquired and will develop certain trade secrets and other confidential and proprietary information, including without limitation methods of operation, financial information, strategic planning, operational budgets and strategies, software (including specifications, programs and documentation), marketing information and strategies, merger and acquisition strategies, payroll data, management systems, client and vendor lists and client and vendor information (collectively the "Confidential Information"), to which the Executive will have access as a result of his employment. Confidential Information does not include information generally known in the industry or which has become part of the public domain other than by reason of the Executive's breach of this Agreement.

         7.2 Return Upon termination of his employment for any reason, Executive will immediately deliver to UMGI all papers, books, manuals, lists, software, computer discs and data, correspondence and documents (in any medium whether in writing, on magnetic tape or in electronic or other form) containing or relating to the Confidential Information, and he will neither copy nor take any such material with him upon leaving UMGI's employ.

         7.3 Nondisclosure Executive will not at any time either while employed by UMGI or after the termination of his employment reveal any Confidential Information to any other person or business entity, except as required by his duties for UMGI or by law.

         7.4 Remedies Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) the Confidential Information of UMGI would be valuable to UMGI's competitors by virtue of the fact that it is not generally known to the public or in the industry; (c) the provisions of this Section are fair and reasonable to protect UMGI's business interests and competitive position and are of vital concern to UMGI, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, the Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI.

8.       Inventions

                  8.1 Executive will promptly disclose to UMGI (or persons designated by it) all discoveries, developments, designs, improvements, inventions, formulae, processes, techniques, programs, know-how, data or other information of possible technical or commercial importance related to UMGI's technology or its business, whether or not patentable, and whether or not protectable under copyright or similar statutes, made, conceived, reduced to practice or learned by Executive, either alone or jointly with others, during Executive's employment by UMGI, whether or not discovered, made, conceived, reduced to practice or learned during ordinary business hours or otherwise and whether on UMGI's premises or elsewhere. (All of the foregoing are hereinafter referred to as "Inventions").

                  8.2 Executive agrees that all Inventions shall be the sole property of the UMGI and its assigns, and UMGI and its assigns shall be the sole owner of all patents, patent applications (including continuations, continuations-in-part, divisionals, reissues, reexaminations and foreign counterparts thereof), trade secret rights, copyrights and other rights arising therefrom or in connection therewith. Executive hereby assigns to UMGI any rights Executive may have or acquire in such Inventions. Executive further agrees as to all such Inventions to assist UMGI in every proper way (but at UMGI's expense) to obtain and from time to time to enforce patents, trade secret rights, copyrights and other rights and protections relating to such Inventions in any and all countries (the foregoing are hereinafter referred to as "Proprietary Rights"), and to that end Executive will execute all documents for use in applying for, obtaining and enforcing all Proprietary Rights as UMGI deems necessary or desirable, together with any assignments thereof to UMGI or persons designated by it. ) The Executive's assignment of intellectual property and other Proprietary Rights hereunder includes without limitation all rights of paternity, integrity, disclosure and withdrawal and any other rights that may be known as or referred to as moral rights and the like (collectively, "Moral Rights"), and to the extent such Moral Rights cannot be assigned under applicable law and to the extent allowed by the laws in the various countries where Moral Rights exist, the Executive hereby waives such Moral Rights and consents to any action of the Company or any third party that would violate such Moral Rights in the absence of such consent.

                  8.3 Executive's obligation to assist UMGI in obtaining and enforcing Proprietary Rights shall survive and continue beyond the termination of Executive's employment with UMGI. If UMGI is unable, after reasonable effort, to secure Executive's signature on any document or documents needed to apply for or prosecute any Proprietary Right or Rights, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints UMGI and its duly authorized officers and agents as Executive's agent and attorney-in-fact, to act for and in Executive's behalf and stead, to execute and file any documents necessary and to do all other lawfully permitted acts to secure such Proprietary Rights for the benefit of UMGI, with the same legal force and effect as if executed by Executive. Executive expressly acknowledges, stipulates and agrees that the foregoing power of attorney is coupled with an interest, is therefore irrevocable and shall survive the death or incompetency of Executive.

9.       Non-Competition and Non-Solicitation

                   9.1 Non-Solicitation; Non-Interference.During the Term and for a period of one year after the termination of Executive's employment with UMGI, Executive will not directly or indirectly, on his own behalf or on behalf of any other person or business entity, (i) induce, entice, solicit, hire or attempt to hire, or assist in the inducement, enticement, solicitation, hiring, or attempted hiring of, any of UMGI's or its affiliates' employees to work for any other person or business entity, in any other capacity or (ii) influence or attempt to influence any person that is a contracting party with UMGI or its affiliates as of the date of this Agreement or at any time during the Term of this Agreement, to terminate any written or oral agreement with UMGI or its affiliates.

         9.2 Non-Competition Executive will not, at any time during the Term and for a period of one year following the termination of employment hereunder, compete with UMGI directly or indirectly (whether as owner, partner, employer, agent, principal, stockholder, corporate officer, director; consultant, independent contractor, Executive, or otherwise in any capacity whatsoever). "Compete" means owning, managing, operating, consulting for, being employed by, or otherwise providing services to, a business that sells products or services that compete with any products or services sold by UMGI or its affiliates and which is located within the United States.

         9.3 Injunctive Relief Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) UMGI's relationships with its customers are fundamental to UMGI's business success, (c) the provisions of this Section are fair and reasonable to protect UMGI's Confidential Information, customer relationships, business interests and competitive position, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI. In the event UMGI brings an action for a temporary or permanent injunction to enforce this Section, the period of time during which such action is pending and Executive's breach of this Section continues, but no injunction has been issued, shall be added to the period of the restriction sought to be enforced.

         9.4. Executive shall be released from his obligations under Sections 9.1, 9.2, 9.3, and 9.4 of this Agreement if he terminates his employment with UMGI for good reason in accordance with Section 5.4.

10. Arbitration Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, with the exception (at UMGI's option) of sections 7, 8 and 9, shall be settled by binding arbitration in the City of New York, New York, in accordance with the then-existing Employment Dispute Resolution Rules of the American Arbitration Association (AAA), and judgment upon the award rendered may be entered in any court having jurisdiction thereof. If the parties cannot agree upon an arbitrator(s), the arbitration shall be administered by the AAA. All applicable statutes of limitation shall apply to any controversy or claim.

11. Entire Agreement This Agreement (including any Schedules attached) supersedes any and all prior Agreements or understandings with respect to the employment of the Executive and represents the final and entire agreement of the parties. Any modification, termination or waiver of any provision of this Agreement shall be effective only if contained in a writing signed by the party to be charged, and no such waiver in one instance shall operate as a waiver of any other provision or of any subsequent breach of the provision waived.

12. Severability of ProvisionsThe provisions of this Agreement are separate and severable, and if any of them is declared invalid and/or unenforceable by a court of competent jurisdiction or an arbitrator, the remaining provisions shall not be affected.

13. Blue-Pencilling If an arbitrator or a court of competent jurisdiction determines that any of the restrictions against disclosure of Confidential Information, competition and/or solicitation contained in this Agreement are invalid in whole or in part due to overbreadth, whether geographically, temporally, or otherwise, such arbitrator or court is specifically authorized and requested to reform such provision by modifying it to the smallest extent necessary to render it valid and enforceable, and to enforce the provision as modified.

14. Assignment This Agreement is a personal contract and may not be sold, transferred or assigned by the Executive, except with respect to compensation to be received hereunder, which may be assigned by written notice to UMGI. It shall be assignable by UMGI to any party that acquires a substantial portion of the assets, stock or business of UMGI, provided that the assignee assumes this Agreement.

15. Benefit The rights and covenants of this Agreement shall inure and extend to the parties hereto, their respective personal representatives, heirs, successors, corporate parents, subsidiaries, and affiliates, and permitted assigns.

16.      Miscellaneous

          (a) The section and paragraph headings in this Agreement are included for convenience only.

          (b) By signing this Agreement, the Company warrants (1) that it is a corporation duly organized, validly existing and in good standing under the laws of all jurisdictions in which it is incorporated and/or licensed to conduct business; (2) that it has full authority to enter into and perform its obligations under this Agreement, and that the corporate officer signing on its behalf has authority to do so; and
          (3) that to the best of its knowledge there exists no actual or threatened proceeding or investigation of any kind against the Company or to which the Company might become a party which might affect the validity or enforceability of this Agreement.

          (c) This Agreement is the joint product of the Company and the Executive and each provision hereof has been subject to the mutual consultation, negotiation and agreement of the Company and the Executive and shall not be construed for or against either party hereto.

          (d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its principles of conflict of laws, or to the principles of conflict of laws of any other jurisdiction which would cause the application of the law of any jurisdiction other than the State of New York.

          (e) This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the date first above written.


                                   UMGI, Inc.


                            By /s/ Lawrence Gallo
                               ------------------
                                   Lawrence Gallo, Chief Executive Officer


                           /s/ Gustavo Rodriguez
                               -----------------
                               Gustavo Rodriguez

Schedule A



Performance Goals (1st Year)



3rd Quarter 2001:
o        Production Plan Fine Tuned
o        Identify Outside Vendors for Production
o        Media Kit Fine Tuned
o        Gross Sales to Exceed $100,000
o        Identify Target Publications
o        Identify Anchor Sponsors

4th Quarter 2001
o        Production Layout WWF Feb-June
o        Media Kit Layout for Music Publications
o        Contract with New Publication(s) 1-3 mags
o        Gross Sales $200,000
o        Establish an Anchor Sponsors

1st Quarter 2002
o Production Layout Music Publications o Media Kits Established Music and other
o Identify New Publication o Contract with New Publication(s) 1-2 mags o Gross Sales of $300,000 o Acquisition targets for 2002 identified

2nd Quarter 2002
o        All Media Kits Fine Tuned
o        Identify New Publication
o        Gross Sales $500,000




All objectives herein are subject to modification with Board approval.

                                  Exhibit 10.4
                          Sandler Employment Agreement




                                 Execution Copy
                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT is made effective as of June 18, 2001 (the "Effective Date") by and between Uncommon Media Group, Inc., a Florida corporation ("UMGI" or "the Company") and Mitchell Sandler ("Executive").

WITNESSETH:

WHEREAS, UMGI desires to employ the Executive upon and subject to the terms and conditions set forth herein and the Executive desires to accept such employment; and

WHEREAS the parties wish to set forth the terms and conditions upon which the Executive is to be employed;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Nature of Employment The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by UMGI, as its Executive Vice President. In such capacity, Executive shall perform such duties and have such responsibilities as may be assigned by the Board from time to time that are normally inherent in such capacities incorporations of similar size and character. Executive is currently a board member in good standing. In addition, during the Employment Term, the Company shall appoint Executive to serve as a member of the Board.

2. Best Efforts The Executive shall serve UMGI faithfully and on a full-time basis and devote all of his attention, energy, effort, technical knowledge, know-how and skill to best promote the business and interests of UMGI. The Executive shall at all times use his best efforts to preserve and maintain the business relationships between UMGI and its Executives, clients and suppliers. During the Term of this Agreement, the Executive shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendition of such services either directly or indirectly, without the prior written consent of the Board.

3. Term Of Employment The initial Term of employment shall be three years, beginning on the Effective Date unless sooner terminated in accordance with
Section 5 below.

4.       Compensation

         4.1 Base Salary The Company shall pay the Executive an annual base salary of $195,000.00 (the "Base Salary"), payable in equal installments at least semi-monthly, less taxes required by law to be withheld. The Base Salary shall be increased by at least 5% for each Term after the initial Term.

         4.2 Bonus In addition to the base salary, the Executive shall receive an annual performance-based bonus of $100,000.00, payable in quarterly installments in the year following the year earned, provided that Executive achieves performance targets. The performance targets for the first year of this Agreement are described on Schedule A attached, which shall be revised annually by the Board of Directors, after consultation with the Executive, to include performance targets for the Company's fiscal years 2002 and 2003 (the "Performance Targets"). The amount of Executive's performance bonus for any year may be adjusted upward or downward in the reasonable and good-faith discretion of the Company's Board of Directors based on its evaluation of Executive's job performance.

         4.3 Benefits The Executive shall be entitled to four weeks paid vacation in each twelve-month period beginning with the Effective Date of this Agreement, in accordance with the Company's policies regarding accrual and use of vacation for the Company's similarly situated executives. The Executive shall be entitled to participate in all benefit plans maintained by UMGI, specifically including but not limited to health insurance, life insurance, and group disability insurance, in accordance with the terms of the plans.

         4.4 Expenses During the Term, the Executive shall be reimbursed by UMGI for expenses reasonably and necessarily incurred by him in connection with his duties on behalf of UMGI, subject to appropriate documentation in accordance with UMGI's expense reimbursement policy as it may exist from time to time; provided that expenses in excess of $2,500 shall require the prior approval of the Chief Executive Officer.

         4.5 Stock Options Subject to the approval of the Company's shareholders, if Executive achieves the Performance Targets with respect to either of the Company's fiscal years 2001, 2002 or 2003, then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at a price per share equal to the "Market Price" of the common stock. For purposes of this Section 4.5, the "Market Price" of the common stock shall be equal to the average of the five trading days closing price immediately prior to the date of issuance.

5.       Termination

                                    5.1.    Termination Upon Disability     If
          Executive becomes totally or partially physically or mentally disabled, such that he is unable with or without a reasonable accommodation to perform his duties hereunder for a period of 45 days in any 90 consecutive calendar day period or for an aggregate of 120 days within any 12 consecutive month period, the Company shall have the right to terminate the Executive's employment hereunder by giving the Executive thirty (30) days written notice to that effect. In the event of Executive's termination pursuant to this Section 5.1, the Company shall pay Executive, in full satisfaction of all of its obligations hereunder, all compensation and benefits to which he is entitled through the date of termination, including his pro rata share of any Bonus to which he would be entitled for the year in which his employment ends, but shall be entitled to a credit against this obligation in the amount of any disability insurance benefits received by Executive during such period from a disability insurance policy paid for by the Company, or from the Social Security disability program.

                                    5.1.1.  Determination of Disability     Any
          question as to the existenc of the disability of the Executive as to which the Executive and the Company cannot agree shall be determined in writing by a qualified independent physician mutually acceptable to the Executive and the Company. If the Executive and the Company cannot agree as to a qualified independent physician, each shall appoint such a physician and those two physicians shall select a third who shall make such determination in writing. The determination of disability made in writing to the Company and the Executive shall be final and conclusive for all purposes of the Agreement. . Notwithstanding the foregoing, the receipt of long-term disability benefits by the Executive shall constitute conclusive proof of the Executive's disability for purposes of this Agreement.


         5.2. Termination Upon Death If the Executive dies, his employment and the Company's obligation to pay the Base Salary and Bonus, if any, shall terminate as of the date of Executive's death; provided, however, that Executive's estate shall be entitled to receive any unpaid amounts of the Annual Salary, and any Bonus earned up to the date on which Executive's death occurs, which payments shall be made at such times as they would have been paid to Executive.

         5.3 Termination by Mutual Agreement Executive's employment under this Agreement may be terminated by the mutual agreement of the parties to this Agreement, on such terms as may be agreed.

         5.4.    Termination by Executive For Good Reason

                  5.4.1. Executive may terminate his employment hereunder for Good Reason; provided, that, (A) no later than thirty (30) days following the time that the Executive learns of the circumstances constituting Good Reason, he gives a notice of termination to the Company providing reasonable details of such circumstances and no less than fourteen (14) days to cure such failure in the manner reasonably suggested by the Executive in such Notice of Termination (provided such circumstances are capable of being cured) and (B) the Executive provides the Board or its designee the opportunity (together with counsel) to meet personally with the Executive within the first seven days of such 14-day (or longer than 14-day, if elected by the Executive) cure period to discuss such failure, and the Company fails to cure such failure during such period. Given the nature of his duties and responsibilities, the Executive acknowledges and agrees that, if he is of the view that any proposed decision or action of the Company which the Executive is involved in planning or implementing, or of which he otherwise becomes aware, may give rise to Good Reason, he will promptly provide the Board with written notice describing such potential Good Reason event.

        Good Reason shall mean any of the following events:

              (a) the assignment to Executive of duties substantially inconsistent with his position as set forth herein;

              (b) a reduction by the Company of Executive's Base Salary, Bonus, stock options, or other benefits as provided for under this Agreement or as the same may be increased from time to time;

              (c) the Company's failure to pay to Executive any material portion of the compensation or benefits to which he is entitled pursuant to this Agreement;

              (d) the failure to appoint Executive to the Company's Board of Directors;

              (e) the failure of the Company to obtain the assumption in writing of its obligation to perform this Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction; or

              5.4.2. In the event the Executive terminates his employment hereunder for Good Reason, the Company shall continue to pay to Executive his Base Salary for the period ending on the date which is twelve (12) months after the effective date of the termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.5      Termination by the Company For Cause

              5.5.1 The Company may terminate Executive's employment hereunder for Cause.

              5.5.2. For purposes of this Section 5, "Cause" shall mean: (i) commission of a willful act of dishonesty in the course of the Executive 's duties hereunder, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the Executive 's continued, habitual intoxication or performance under the influence of controlled substances during working hours, after the Company shall have provided written notice to the Executive and gave the Executive thirty (30) days within which to commence rehabilitation with respect thereto, and the Executive shall have failed to commence such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, (v) engaging in any act which has the potential for material injury to the Company,
         (vi) the Executive 's willful personal misconduct, action, inaction, inability or refusal to perform duties and responsibilities described in Section 1 above, or to carry out directives of the Board, where the effect of any such misconduct, action, inaction, inability or refusal is damaging or detrimental to the Company, or (vii) material non-compliance with the terms of this Agreement. Cause shall not exist unless and until (i) the Company has delivered to Executive a copy of a resolution duly adopted by the affirmative vote of a majority of the Board of Directors at a Board meeting called and held for this purpose, after reasonable notice to Executive and an opportunity for Executive and his counsel to be heard before the Board, finding in the Board's good faith that the Executive was guilty of conduct constituting Cause as defined herein, which resolution shall state in detail the particular act or acts or failure or failures to act that constitute the grounds on which the proposed termination for Cause is based.

              5.5.3 In the event the Company terminates Executive's employment hereunder for Cause, the Company shall pay him all compensation and benefits due to him pursuant to this Agreement through the date of termination in full satisfaction of all of the Company's obligations to Executive.


         5.6.  Termination by the Company Other Than For Cause

              5.6.1. In the event the Company terminates the Executive's employment hereunder other than for Cause or due to Disability, the Company shall continue to pay to Executive his Base Salary for a period of twelve months following the date he receives notice of such termination. In addition, any unvested Stock Options then held by Executive shall immediately vest.

         5.7. Voluntary Termination This Agreement may be terminated by the Executive on his own initiative other than a termination due to death or disability or a Termination by the Executive for Good Reason upon the Executive providing the UMGI a Notice of Termination at least 180 days in advance of such termination. In such an event, the Executive shall be paid all compensation and benefits through the effective date of termination. A voluntary termination in accordance with this Section
         5.7 shall not be deemed a breach of this Employment Agreement.

         5.8 Release. Notwithstanding any other provision of this Agreement to the contrary, the Executive acknowledges and agrees that any and all payments to which the Executive is entitled under this Section are conditioned upon and subject to the Executive's execution of a general waiver and release, in such reasonable form as shall be prepared by the Company, of all claims the Executive may have against the Company.


         6.   Change in Control.

              6.1 A "Change in Control" shall mean the occurrence of any one of the following events:

                           (a) any "person," as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, as amended (other than the Executive or entities controlled by the Executive), becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under that act, of 25% or more of the voting power of the Company;

                           (b) all or substantially all of the assets or business of the Company is disposed of pursuant to a merger, consolidation or other transaction (unless the shareholders of the Company immediately prior to such merger, consolidation or other transaction beneficially owns, directly or indirectly, in substantially the same proportion as they owned the voting power of the Company, all of the voting power or other ownership interests of the entity or entities, if any, that succeed to the business of the Company);

                           (c) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination hold, directly or indirectly, 50% or less of the voting power of the combined company; or

                           (d) the majority of the Board of Directors consists of individuals other than "incumbent directors," which term means members of the Board as of the date of this Employment Agreement, except that any person who becomes a director subsequent to such date whose election or nomination was supported by two-thirds of the directors who then comprise the incumbent directors shall be considered an incumbent director.

              6.2 If, within two years following a Change in Control, the Executive's employment is terminated for any reason other than for Cause, or there is a Termination by Executive for Good Reason, the Executive shall be entitled to twice the payments and benefits provided in Section 5.6. In addition, the Executive shall receive immediately vested 5-year options to purchase 500,000 shares of Common Stock which shall be exercisable at the lowest exercise price of any other options ever awarded to the Executive. The Executive shall forfeit any rights granted pursuant to this Section 5.8.2 if the Executive accepts a written offer to remain with the surviving company in an executive position with equivalent duties, authority and responsibility as the Executive currently holds (other than as a non-Executive director).

              6.3 Payment Following a Change in Control In the event that the termination of the Executive's employment follows a Change in Control and the aggregate of all payments or benefits made or provided to the Executive under this Employment Agreement and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the Company shall pay to the Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to 100% of the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to the Executive and the time of payment pursuant to this subsection shall be made by an independent auditor (the "Auditor") jointly selected by the Company and the Executive and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way on behalf of the Company or any affiliate thereof. If the Executive and the Company cannot agree on the firm to serve as the Auditor, then the Executive and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.


7.            Protection of Confidential Information.

         7.1 Definition The Company and its affiliates has acquired and will develop certain trade secrets and other confidential and proprietary information, including without limitation methods of operation, financial information, strategic planning, operational budgets and strategies, software (including specifications, programs and documentation), marketing information and strategies, merger and acquisition strategies, payroll data, management systems, client and vendor lists and client and vendor information (collectively the "Confidential Information"), to which the Executive will have access as a result of his employment. Confidential Information does not include information generally known in the industry or which has become part of the public domain other than by reason of the Executive's breach of this Agreement.

         7.2 Return Upon termination of his employment for any reason, Executive will immediately deliver to UMGI all papers, books, manuals, lists, software, computer discs and data, correspondence and documents (in any medium whether in writing, on magnetic tape or in electronic or other form) containing or relating to the Confidential Information, and he will neither copy nor take any such material with him upon leaving UMGI's employ.

         7.3 Nondisclosure Executive will not at any time either while employed by UMGI or after the termination of his employment reveal any Confidential Information to any other person or business entity, except as required by his duties for UMGI or by law.

         7.4 Remedies Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) the Confidential Information of UMGI would be valuable to UMGI's competitors by virtue of the fact that it is not generally known to the public or in the industry; (c) the provisions of this Section are fair and reasonable to protect UMGI's business interests and competitive position and are of vital concern to UMGI, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, the Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI.

8.       Inventions

                  8.1 Executive will promptly disclose to UMGI (or persons designated by it) all discoveries, developments, designs, improvements, inventions, formulae, processes, techniques, programs, know-how, data or other information of possible technical or commercial importance related to UMGI's technology or its business, whether or not patentable, and whether or not protectable under copyright or similar statutes, made, conceived, reduced to practice or learned by Executive, either alone or jointly with others, during Executive's employment by UMGI, whether or not discovered, made, conceived, reduced to practice or learned during ordinary business hours or otherwise and whether on UMGI's premises or elsewhere. (All of the foregoing are hereinafter referred to as "Inventions").

                  8.2 Executive agrees that all Inventions shall be the sole property of the UMGI and its assigns, and UMGI and its assigns shall be the sole owner of all patents, patent applications (including continuations, continuations-in-part, divisionals, reissues, reexaminations and foreign counterparts thereof), trade secret rights, copyrights and other rights arising therefrom or in connection therewith. Executive hereby assigns to UMGI any rights Executive may have or acquire in such Inventions. Executive further agrees as to all such Inventions to assist UMGI in every proper way (but at UMGI's expense) to obtain and from time to time to enforce patents, trade secret rights, copyrights and other rights and protections relating to such Inventions in any and all countries (the foregoing are hereinafter referred to as "Proprietary Rights"), and to that end Executive will execute all documents for use in applying for, obtaining and enforcing all Proprietary Rights as UMGI deems necessary or desirable, together with any assignments thereof to UMGI or persons designated by it. ) The Executive's assignment of intellectual property and other Proprietary Rights hereunder includes without limitation all rights of paternity, integrity, disclosure and withdrawal and any other rights that may be known as or referred to as moral rights and the like (collectively, "Moral Rights"), and to the extent such Moral Rights cannot be assigned under applicable law and to the extent allowed by the laws in the various countries where Moral Rights exist, the Executive hereby waives such Moral Rights and consents to any action of the Company or any third party that would violate such Moral Rights in the absence of such consent.

                  8.3 Executive's obligation to assist UMGI in obtaining and enforcing Proprietary Rights shall survive and continue beyond the termination of Executive's employment with UMGI. If UMGI is unable, after reasonable effort, to secure Executive's signature on any document or documents needed to apply for or prosecute any Proprietary Right or Rights, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints UMGI and its duly authorized officers and agents as Executive's agent and attorney-in-fact, to act for and in Executive's behalf and stead, to execute and file any documents necessary and to do all other lawfully permitted acts to secure such Proprietary Rights for the benefit of UMGI, with the same legal force and effect as if executed by Executive. Executive expressly acknowledges, stipulates and agrees that the foregoing power of attorney is coupled with an interest, is therefore irrevocable and shall survive the death or incompetency of Executive.

9.       Non-Competition and Non-Solicitation

                   9.1 Non-Solicitation; Non-Interference.During the Term and for a period of one year after the termination of Executive's employment with UMGI, Executive will not directly or indirectly, on his own behalf or on behalf of any other person or business entity, (i) induce, entice, solicit, hire or attempt to hire, or assist in the inducement, enticement, solicitation, hiring, or attempted hiring of, any of UMGI's or its affiliates' employees to work for any other person or business entity, in any other capacity or (ii) influence or attempt to influence any person that is a contracting party with UMGI or its affiliates as of the date of this Agreement or at any time during the Term of this Agreement, to terminate any written or oral agreement with UMGI or its affiliates.

         9.2 Non-Competition Executive will not, at any time during the Term and for a period of one year following the termination of employment hereunder, compete with UMGI directly or indirectly (whether as owner, partner, employer, agent, principal, stockholder, corporate officer, director; consultant, independent contractor, Executive, or otherwise in any capacity whatsoever). "Compete" means owning, managing, operating, consulting for, being employed by, or otherwise providing services to, a business that sells products or services that compete with any products or services sold by UMGI or its affiliates and which is located within the United States.

         9.3 Injunctive Relief Executive acknowledges and agrees that (a) UMGI is engaged in a highly competitive business, (b) UMGI's relationships with its customers are fundamental to UMGI's business success, (c) the provisions of this Section are fair and reasonable to protect UMGI's Confidential Information, customer relationships, business interests and competitive position, and, (d) breach of this Section by Executive would cause UMGI irreparable harm, for which monetary damages would not adequately compensate UMGI. Therefore, Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to UMGI. In the event UMGI brings an action for a temporary or permanent injunction to enforce this Section, the period of time during which such action is pending and Executive's breach of this Section continues, but no injunction has been issued, shall be added to the period of the restriction sought to be enforced.

         9.4. Executive shall be released from his obligations under Sections 9.1, 9.2, 9.3, and 9.4 of this Agreement if he terminates his employment with UMGI for good reason in accordance with Section 5.4.

10. Arbitration Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, with the exception (at UMGI's option) of sections 7, 8 and 9, shall be settled by binding arbitration in the City of New York, New York, in accordance with the then-existing Employment Dispute Resolution Rules of the American Arbitration Association (AAA), and judgment upon the award rendered may be entered in any court having jurisdiction thereof. If the parties cannot agree upon an arbitrator(s), the arbitration shall be administered by the AAA. All applicable statutes of limitation shall apply to any controversy or claim.

11. Entire Agreement This Agreement (including any Schedules attached) supersedes any and all prior Agreements or understandings with respect to the employment of the Executive. Any modification, termination or waiver of any provision of this Agreement shall be effective only if contained in a writing signed by the party to be charged, and no such waiver in one instance shall operate as a waiver of any other provision or of any subsequent breach of the provision waived.

12. Severability of ProvisionsThe provisions of this Agreement are separate and severable, and if any of them is declared invalid and/or unenforceable by a court of competent jurisdiction or an arbitrator, the remaining provisions shall not be affected.

13. Blue-Pencilling If an arbitrator or a court of competent jurisdiction determines that any of the restrictions against disclosure of Confidential Information, competition and/or solicitation contained in this Agreement are invalid in whole or in part due to overbreadth, whether geographically, temporally, or otherwise, such arbitrator or court is specifically authorized and requested to reform such provision by modifying it to the smallest extent necessary to render it valid and enforceable, and to enforce the provision as modified.

14. Assignment This Agreement is a personal contract and may not be sold, transferred or assigned by the Executive, except with respect to compensation to be received hereunder, which may be assigned by written notice to UMGI. It shall be assignable by UMGI to any party that acquires a substantial portion of the assets, stock or business of UMGI, provided that the assignee assumes this Agreement.

15. Benefit The rights and covenants of this Agreement shall inure and extend to the parties hereto, their respective personal representatives, heirs, successors, corporate parents, subsidiaries, and affiliates, and permitted assigns.

16.      Miscellaneous

          (a) The section and paragraph headings in this Agreement are included for convenience only.

          (b) By signing this Agreement, the Company warrants (1) that it is a corporation duly organized, validly existing and in good standing under the laws of all jurisdictions in which it is incorporated and/or licensed to conduct business; (2) that it has full authority to enter into and perform its obligations under this Agreement, and that the corporate officer signing on its behalf has authority to do so; and
          (3) that to the best of its knowledge there exists no actual or threatened proceeding or investigation of any kind against the Company or to which the Company might become a party which might affect the validity or enforceability of this Agreement.

          (c) This Agreement is the joint product of the Company and the Executive and each provision hereof has been subject to the mutual consultation, negotiation and agreement of the Company and the Executive and shall not be construed for or against either party hereto.

          (d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its principles of conflict of laws, or to the principles of conflict of laws of any other jurisdiction which would cause the application of the law of any jurisdiction other than the State of New York.

          (e) This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the date first above written.


                                   UMGI, Inc.


                                By /s/ Lawrence Gallo
                                   ------------------
                                       Lawrence Gallo, Chief Executive Officer


                                /s/ Mitchell Sandler
                                    ----------------
                                    Mitchell Sandler

Schedule A



Performance Goals (1st Year)



3rd Quarter 2001:
o        Production Plan Fine Tuned
o        Identify Outside Vendors for Production
o        Media Kit Fine Tuned
o        Gross Sales to Exceed $100,000
o        Identify Target Publications
o        Identify Anchor Sponsors

4th Quarter 2001
o        Production Layout WWF Feb-June
o        Media Kit Layout for Music Publications
o        Contract with New Publication(s) 1-3 mags
o        Gross Sales $200,000
o        Establish an Anchor Sponsors

1st Quarter 2002
o Production Layout Music Publications o Media Kits Established Music and other
o Identify New Publication o Contract with New Publication(s) 1-2 mags o Gross Sales of $300,000 o Acquisition targets for 2002 identified

2nd Quarter 2002
o        All Media Kits Fine Tuned
o        Identify New Publication
o        Gross Sales $500,000




All objectives herein are subject to modification with Board approval.