Form 10QSB
period 2001-09-30
UNCOMMON MEDIA GROUP INC
filed 2001-11-19
CIK 1085774

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2001, the registrant had outstanding 32,110,167 shares of common stock.

                           UNCOMMON MEDIA GROUP, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                                                                      Page

Item 1  Financial Statements                                             3

Item 2  Management's  Discussion and Analysis or Plan of Operation      13


PART II OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                      16

Item 6   Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                              17

PART I  FINANCIAL INFORMATION
Item 1  Financial Statements
                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                              September              December 31, 2000
                                                                              30, 2001
                                                                      -------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $       10,566               $     38,260
   Prepaid expenses                                                              7,019                     17,423
   Production costs                                                             32,000                          -
                                                                      -------------------------------------------------------
Total current assets                                                            49,585                     55,683

Fixed assets:
   Furniture and fixtures                                                       25,564                     18,151
   Computer and office equipment                                                18,192                      3,893
   Leasehold improvements                                                       49,561                     43,361
                                                                      -------------------------------------------------------
                                                                                93,317                     65,405
   Less accumulated depreciation                                               (17,546)                    (2,925)
                                                                      -------------------------------------------------------
Fixed assets, net                                                               75,771                     62,480

Due from officers                                                               14,470                          -
Other assets                                                                    21,000                     21,000
                                                                      -------------------------------------------------------
Total assets                                                            $      160,826               $    139,163
                                                                      =======================================================
Liabilities and stockholders' deficit Current liabilities:
   Accounts payable                                                     $      472,734               $      6,270
   Accrued salaries and benefits                                               713,332                    151,546
   Accrued expenses                                                             84,099                    128,629
   Deferred revenue                                                             20,000                          -
   Due to officers                                                                   -                     60,810
   Debt and accrued interest                                                   571,757                          -
                                                                      -------------------------------------------------------
Total current liabilities                                                    1,861,922                    347,255
Long-term debt and accrued interest                                                  -                     50,075
Advances convertible into common stock                                               -                    275,000
Stockholders' deficit:
   Preferred stock, $0.01 par value, 500,000 shares authorized,
     no shares issued and outstanding                                                -                          -
   Common stock, $0.01 par value, 200,000,000 shares
     authorized, 31,710,167 and 30,000,000 shares issued and
     outstanding                                                               317,102                          -
   Additional paid-in capital                                                3,382,848                          -
   Deferred compensation                                                      (850,512)                         -
   Deficit accumulated during development stage                             (4,550,534)                  (533,167)
                                                                      -------------------------------------------------------
Total stockholders' deficit                                                 (1,701,096)                  (533,167)
                                                                      -------------------------------------------------------
Total liabilities and stockholders' deficit                             $      160,826               $    139,163
                                                                      =======================================================

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Operations
                                   (Unaudited)




                                                        Three Months          Nine Months Ended     September 13, 2000 (date
                                                            Ended            September 30, 2001          of inception)
                                                        September 30,                                          to
                                                            2001                                       September 30, 2001
                                                   ---------------------------------------------------------------------------
Revenue                                              $            -          $             -         $             -

Operating expenses:
   Production costs                                          11,833                   44,345                  44,345
   Salaries and benefits                                    280,086                  843,001               1,126,142
   Selling, general and administrative                      143,996                  591,067                 743,877
   Professional fees                                        677,920                2,503,147               2,600,288
                                                   ---------------------------------------------------------------------------
Total operating expenses                                  1,113,835                3,981,560               4,514,652

Interest expense                                             27,804                   35,807                  35,882
Provision for income taxes                                        -                        -                       -
                                                   ---------------------------------------------------------------------------
Net loss                                             $   (1,141,639)         $    (4,017,367)        $    (4,550,534)
                                                   ===========================================================================

Per share information:
   Basic loss per common share                              $ (0.04)                $  (0.13)               $  (0.16)
                                                   ===========================================================================

   Weighted average number of shares outstanding
                                                          31,544,407               30,791,667              28,138,439
                                                   ===========================================================================




See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      September 13, 2000 (date
                                                                                                          of inception) to
                                                                              Nine Months Ended          September 30, 2001
                                                                              September 30, 2001
                                                                          ------------------------------------------------------
Operating activities
Net loss                                                                    $(4,017,367)               $         (4,550,534)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation expense                                                          14,621                             17,546
     Non-cash interest expense                                                     21,861                             21,861
     Non-cash compensation and professional fees                               2,086,813                           2,086,813
     Changes in operating assets and liabilities:
       (Increase) in prepaid expenses and production costs
                                                                                 (21,596)                            (39,019)
       (Increase) in other assets                                                      -                             (21,000)
       Increase in accounts payable, accrued salaries and benefits
         and accrued expenses                                                    983,720                           1,270,165
       Increase in deferred revenue                                                   20,000                          20,000
       Increase in accrued interest                                                   13,946                          14,021
       (Decrease) in due to officers                                                 (75,280)                        (14,470)
                                                                          ------------------------------------------------------
Net cash used in operating activities                                          ( 973,282)                         (1,194,617)
                                                                          ------------------------------------------------------

Investing activities
Fixed asset purchases                                                             (27,912)                           (93,317)
                                                                          ------------------------------------------------------
Net cash used in investing activities                                             (27,912)                           (93,317)
                                                                          ------------------------------------------------------

Financing activities
Borrowings                                                                       539,000                             589,000
Proceeds from Fusion common stock purchase agreement
                                                                                 464,500                             464,500
Financing costs                                                                   (35,000)                           (35,000)
Advances convertible into common stock                                               5,000                           280,000
                                                                          ------------------------------------------------------
Net cash provided by financing activities                                        973,500                           1,298,500
                                                                          ------------------------------------------------------

Net (decrease) increase in cash                                                   (27,694)                            10,566
Cash at the beginning of the period                                                38,260                                  -
                                                                          ------------------------------------------------------
Cash at the end of the period                                               $     10,566               $              10,566
                                                                          ======================================================

Supplemental cash flow disclosure:
Interest paid                                                               $          -               $                   -
                                                                          ======================================================
Income taxes paid                                                           $          -               $                   -
                                                                          =====================================================

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)

                       Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                     Additional
                                          Preferred     Common        Paid-In           Deferred       Accumulated
                                            Stock        Stock        Capital         Compensation        Deficit        Total
                                         ------------ ------------ --------------- ------------------- ---------------- ------------

Balance at September 13, 2000                 $            $             $         $                    $               $
                                              -            -             -               -                    -               -
Net loss                                                                                               (533,167)         (533,167)
                                         ------------ ------------ --------------- ------------------- ---------------- ------------
Balance at December 31, 2000                                                                           (533,167)         (533,167)
                                              -            -             -               -
Exchange of $280,000 of advances for
   277,667 shares of common stock

                                              -             2,777         277,223        -                 -              280,000
Issuance of officers' shares
   retroactive to September 13, 2000
                                              -           192,000       (192,000)        -                 -                -
Issuance of shares for acquisition
   of IJC Ventures Corp.                      -           108,000       (108,000)        -                 -                -
Proceeds from Fusion common stock
   purchase agreement, net
                                              -            -              429,500        -                 -              429,500
Issuance of 1,432,500 shares of common
   stock
                                              -            14,325      2,267,141     (1,571,700)           -              709,766
Commitment to issue 350,000 shares
                                                                          143,125
                                              -            -                            (90,000)            -              53,125
Issuance of 200,000 warrants and
   375,000 options
                                              -            -              565,859       (68,000)            -             497,859
Amortization of deferred compensation

                                              -            -                 -          879,188              -            879,188
Net loss
                                              -            -                 -               -           (4,017,367)   (4,017,367)
                                         ------------ ------------ --------------- ------------------- ---------------- ------------
Balance at September 30, 2001              $   -         $317,102  $  3,382,848     $   (850,512)       $(4,550,534)    $(1,701,096)
                                         ============ ============ =============== =================== ================ ============

See accompanying notes.

                           Uncommon Media Group, Inc.
                           (Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and the nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Going Concern

Since the Company has incurred substantial losses and has not generated any revenue, it will require additional capital in order to meet its cash needs for the next year. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's operations. There can be no assurance that the Company will have sufficient funds to finance its operations during the next twelve months. See Notes 4 and 7 for additional financing received by the Company.

2.  Summary of Significant Accounting Principles

The Company will provide targeted marketing campaigns and interactive Internet programs with multilingual capabilities in the form of CD Roms to advertisers, consumers, and suppliers of media and music. Revenue will be recognized when the CD Roms are released as inserts in publications or other medium of advertising specified within the contracts governing the campaigns and interactive programs. To the extent that the Company enters into revenue sharing agreements with entities providing the publications or other forms of medium for distribution of the CD Roms, revenue will be recorded based on gross amounts earned by the Company with amounts due to such other entities recorded as cost of sales.

Deferred revenue consists of cash received in advance for adverting included in CD Roms which have not been released.

Production costs include direct expenses incurred in the design, authoring and duplication of CD Roms. Such costs are expensed upon release of the CD Roms as specified within the contracts governing the campaigns and interactive programs. Management reviews the profitability of each campaign or program and expenses costs that will not be recouped against future revenue.

3.   Loss Per Share

Basic earnings/(loss) per share ("EPS") is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 575,000 shares of the Company's common stock were issued during the nine months ended September 30, 2001. These options and warrants were not included in the computation of diluted EPS because the Company has a net loss for the three and nine months ended September 30, 2001 and for the period from September 13, 2000 (date of inception) to September 30, 2001. Shares issuable pursuant to the financing cooperation agreements (see Note 7) are not included in the computation of EPS because such shares would be anti-dilutive.

4.   Debt and Other Obligations

During the nine months ended September 30, 2001, the Company borrowed $439,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliated entity. At September 30, 2001, the Company had total debt outstanding of $489,000 under the MIDO loans and $13,514 in accrued interest. Principal and accrued interest are due on May 1, 2002.

During November 2000, the Company received non-interest bearing advances totaling $275,000 from three individuals. On March 22, 2001, these advances were exchanged for 275,000 shares of the Company's common stock. On February 20, 2001, the Company received $5,000 in the form of a non-interest bearing advance from another individual. On April 4 2001, this advance was exchanged for 2,667 shares of the Company's common stock.

During the third quarter 2001, the Company received $100,000 from three individuals in exchange for promissory notes (the "Notes"). In connection with the Notes, the Company agreed to issue 150,000 shares of common stock to two of the individuals. The face value of the Notes was discounted to reflect the fair value of the shares issued ($53,125) and will accrete during the term the Notes are outstanding. The Company recorded interest expense of $21,861 during the third quarter 2001 based on the accretion of the shares issued. The Notes accrue interest at an annual rate of 10% and mature in December 2001. The shares were issued during November 2001.

5. Related Party Transactions

During the period from September 13, 2000 (date of inception) to September 30, 2001, the Company had borrowed a total of $102,268 from two of its officers. The loans, which are interest free, were provided to facilitate the development of the Company and were repaid as of September 30, 2001. During the nine months ended September 30, 2001, the Company also made non-interest bearing advances to certain of its officers. Such advances amounted to $14,470.

During June 2001, the Company entered into employment agreements with its officers whereby the Company has agreed to grant options to purchase shares of the Company's common stock to such officers. The options are expected to be approved by the Company's shareholders during the fourth quarter 2001 and may result in the recognition of additional compensation expense during the fourth quarter.

6. Stockholders' Deficit

Pursuant to agreements dated January 15, 2001, the Company issued 200,000 shares of common stock to consultants in exchange for certain services. On June 18, 2001, one of the consulting agreements terminated when the consultant became an officer of the Company. The Company recognized an expense of $73,437 and $501,823 during the three and nine months ended September 30, 2001, respectively, based on the fair value of the shares issued. An additional $85,677 of expense will be recognized through January 2002.

During March 2001, the Company also issued warrants to an outside consultant for the right to purchase 100,000 shares of the Company's common stock at $0.01 per share. The warrants were granted on March 21, 2001 for past services rendered by the consultant and expire on March 21, 2006. During the nine months ended September 30, 2001, the Company recognized an expense of $155,000, based on the fair value of the warrants issued, within professional fees in the accompanying statements of operations. No warrants have been exercised to date.

During April 2001, the Company entered into an agreement with a non-affiliated entity whereby the Company agreed to pay a monthly fee of $7,500, during a twelve month period commencing on April 1, 2001, to the entity in exchange for communications and investor relations services. In connection with the agreement, the Company issued 150,000 shares of common stock during the second quarter 2001. On November 14, 2001 the Company issued 50,000 shares of common stock in connection with the agreement and agreed to issue an additional 25,000 shares of common stock on March 1, 2002. The Company recognized an expense of $59,175 and $118,350, during the three and nine months ended September 30, 2001 respectively, based on the fair value of the shares, within professional fees in the accompanying statements of operations. An additional expense of $61,204 will be recognized during the fourth quarter 2001 based on the fair value of the shares issued.

On May 11, 2001, the Company issued 212,500 shares of common stock to its employees and certain outside consultants. The Company recognized an expense of $378,516 based on the fair value of the shares during the second quarter 2001. On May 11, 2001, the Company also issued 200,000 shares of common stock and options for the right to purchase an additional 100,000 shares of common stock at $0.01 per share to three of its directors for past services rendered to the Company. The Company recognized an additional expense of $511,859 during the nine months ended September 30, 2001 based on the fair value of the shares and options issued. No options have been exercised to date.

During the second quarter 2001, the Company agreed to pay $1,500 per month to an outside consultant and issued 420,000 shares of common stock in exchange for investor and public relation services over a one-year period. The Company recognized an expense of $157,500 and $187,250 during the three and nine months ended September 30, 2001 respectively based on the fair value of the shares issued. The Company will also recognize an additional expense of $442,750 over the remaining term of the agreement.

During June 2001, the Company also issued warrants to an outside consultant for the right to purchase 50,000 shares of the Company's common stock at $1.00 per share, 25,000 shares at $1.50 per share, and 25,000 shares at $2.00 per share. The warrants were granted on June 30, 2001, for past services rendered by the consultant, and expire on June 29, 2006. The Company recognized an expense of $71,250 and $118,000 during the three and nine months ended September 30, 2001 respectively based on the fair value of the warrants. No warrants have been exercised to date.

During July 2001, the Company issued options to an outside consulting firm for the right to purchase 25,000 shares of the Company's common stock at $1.50 per share, 25,000 shares at $1.75 per share and 25,000 shares at $2.00 per share. The options were granted on July 12, 2001, for past services rendered by the consulting firm, and expire on July 12, 2003. An expense of $43,750 was recognized during the third quarter 2001 within professional fees in the accompanying statements of operations. No options have been exercised to date.

On July 24, 2001, the Company entered into agreements with two non-affiliated entities whereby the Company agreed to issue 200,000 shares of common stock to the entities in exchange for communications and investor relations services over a twelve month period. The shares were issued during November 2001. In connection with the agreements, the Company also issued options for the right to purchase 200,000 shares of common stock at $0.40 per share. The options expire on July 24, 2004. The Company recognized an expense of $29,308 during the three months ended September 30, 2001 based on the fair value of the shares and options issued. The Company will also recognize an additional expense of $128,692 over the remaining term of the agreement. No options have been exercised to date.

On July 25, 2001 the Company entered into an agreement with a non-affiliated entity whereby the Company issued 250,000 shares of common stock to the entity in exchange for communication services over a six month period. The Company recognized an expense of $42,957 during the three and nine months ended September 30, 2001 based on the fair value of the shares issued. The Company will also recognize an additional expense of $74,543 over the remaining term of the agreement.

7.  Common Stock Purchase Agreement

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

On May 10, 2001, the Company entered into financing cooperation agreements with certain of its shareholders. Under such agreements, the Company's shareholders have agreed to transfer shares of the Company's common stock in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement to Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011. The Company has the right at any time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five consecutive closing sale prices of the Company's common stock.

On the effective date of the financing cooperation agreements, Fusion received 750,000 shares of the Company's common stock as a commitment fee. The shares were provided by certain of the Company's existing shareholders under the financing cooperation agreements and the Company issued $750,000 of promissory notes to the shareholders, in connection with the shares provided on May 10, 2001.

During May 2001, Fusion received an additional 500,000 shares of the Company's common stock. These shares were provided by certain of the Company's shareholders under the financing cooperation agreements. Of such shares provided, 303,200 shares were sold to Fusion and the Company issued an additional $303,200 of promissory notes to the shareholders as of September 30, 2001.

As of September 30, 2001, the Company received $464,500 from Fusion in connection with the common stock purchase agreement, which is reflected as an increase to additional paid-in capital in the accompanying statement of stockholders' deficit, net of costs incurred of $35,000.

It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $1,053,200 plus accrued interest of approximately $31,335 as of September 30, 2001.

Item 2           Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Risk Factors

This report on Form 10-QSB contains certain "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) our limited operating history, (ii) our lack of revenues and anticipated continued losses, (iii) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations,
(iii) our dependence on an a business model that involves a distribution strategy that has no meaningful precedent, (iv) the uncertainty of the markets' acceptance of our Uncommon CD's, and (v) our ability to retain and attract qualified personnel. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that the expectations reflected in these forward-looking statements will prove to have been correct.

There are many factors associated with forward-looking statements that can cause actual results to differ from those projected, forecast or otherwise referenced. In connection with the forward-looking statements contained herein, also included are corresponding discussions of such factors, together with cautionary statements. In addition to such discussions and statements, and any other information contained in this report, readers should carefully consider the risk factors that are incorporated by reference herein from our annual report on Form 10-KSB/A, which was filed with the Securities and Exchange Commission on April 30, 2001 as well as the risks and uncertainties disclosed in the Company's other filings with the SEC.

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

Employees

As of September 30, 2001, we engaged eight employees, consisting of Lawrence Gallo, our President and Chairman of the Board; Bruce Magown, our Chief Operating Officer; Gus Rodriguez, our Vice President of Administration; Mitchell Sandler, our Vice President of Marketing; a production manager; two administrative assistants; and a production assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

The Company has entered into employment agreements with its officers whereby the Company has agreed to grant options to purchase shares of the Company's common stock to such officers. The options are expected to be approved by the Company's shareholders during the fourth quarter 2001 and may result in the recognition of additional compensation expense.

Results of Operations

During the period from September 13, 2000 (date of inception) to September 30, 2001, we did not engage in any significant operations other than organizational activities, acquisition of capital and promotional and sales efforts. There were no revenues earned by the Company during this period. Operating expenses during the period September 13, 2000 (date of inception) to September 30, 2001 amounted to $4,514,652. Such expenses consisted primarily of professional fees and salaries and benefits. Operating expenses during the nine and three months ended September 30, 2001 were $3,981,560 and $1,113,835, respectively. During the nine months ended September 30, 2001, approximately $2.1 million of our operating expenses were non-cash resulting from the issuance of common stock, warrants and options to employees, consultants and other business advisors.

We incurred a net loss of $4,550,534 during the period from September 13, 2000 to September 30, 2001 and, as of such date, our current liabilities exceeded our current assets by $1,812,337. Loss per common share during the period from September 13, 2000 to September 30, 2001 was $0.16. Loss per common share for the nine and three months ended September 30, 2001 was $0.13 and $0.04, respectively.

Liquidity and Capital Resources

Our primary source of financing came from $489,000 in loans from an affiliated entity and $100,000 in promissory notes from three individuals. In addition, we also received $280,000 in connection with the issuance of 277,667 shares of the Company's common stock and $464,500 under the Fusion common stock purchase agreement described below.

On May 10, 2001, we entered into financing cooperation agreements with certain of our shareholders. Under such agreements, the Company's shareholders have agreed to provide guarantees that may be reasonably required from time to time by Fusion in order to help the Company secure debt and/or equity financing. Each such shareholder has also agreed that any such guaranty may be secured by a transfer of shares of our common stock held by such shareholder. In consideration for the shareholders obligations under the financing cooperation agreements, the Company has agreed to issue a promissory note to each shareholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such shareholder and (ii) an amount equal to $1.00 for each share of common stock transferred under the financing agreement. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011. We have the right at any time and from time to time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five (5) consecutive closing sale prices of our common stock.

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

In May 2001, Fusion received an additional 500,000 shares of the Company's common stock. These shares were provided by certain of the Company's shareholders under the financing cooperation agreements. Of such shares provided, 303,200 shares were sold to Fusion and the Company issued an additional $303,200 of promissory notes to the shareholders as of September 30, 2001.

It is our intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $1,053,200 plus accrued interest of approximately $31,335 as of September 30, 2001.

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

PART II OTHER INFORMATION

Item 2           Changes in Securities and Use of Proceeds

The following were private issuances of securities by the Company in transactions not involving a public offering and which were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

In July 2001, the Company issued options to an outside consulting firm for the right to purchase 25,000 shares of the Company's common stock at $1.50 per share, 25,000 shares at $1.75 per share and 25,000 shares at $2.00 per share.

In July 2001, the Company entered into agreements with two non-affiliated entities whereby the Company agreed to issue 200,000 shares of common stock to the entities in exchange for communications and investor relations services over a twelve month period. The shares were issued during November 2001. In connection with the agreements, the Company also issued options for the right to purchase 200,000 shares of common stock at $0.40 per share.

In August 2001 the Company issued 250,000 shares of common stock to an investor relation firm in exchange for communication services.


Item 6           Exhibits and Reports on Form 8-K

(a)      Exhibits:
None

(b)      Reports on Form 8-K

None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNCOMMON MEDIA GROUP, INC.



                                 By:/s/  Lawrence Gallo
                                    --------------------
                                    Name: Lawrence Gallo
                                    Title:   Chairman and CEO

                                 By: /s/ Bruce Magown
                                     ---------------------
                                   Name: Bruce Magown
                                   Title:   Chief Financial Officer


                                    Date: November 19, 2001