Form 10KSB
period 2001-12-31
UNCOMMON MEDIA GROUP INC
filed 2002-04-29
CIK 1085774

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission file number: 1-11386

                           UNCOMMON MEDIA GROUP, INC.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

             Florida                                             65-0911072
  -------------------------------                            -------------------
  (State or Other Jurisdiction of                              (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

    33 West 54th Street, 2nd Floor
          New York, New York                                        10019
 --------------------------------------                            --------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (212) 956-1494
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $29,312.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on April 18, 2002 (computed by reference to the closing bid price of $.06 on such date) was $1,283,110.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share as of April 18, 2002, was 38,585,167.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           Description of Business                                                           1
ITEM 2.           Description of Property                                                           7
ITEM 3.           Legal Proceedings                                                                 7
ITEM 4.           Submission of Matters to a Vote of Security Holders                               7


                                     PART II

ITEM 5.           Market for Common Equity and Related Stockholder Matters                          7
ITEM 6.           Management's Discussion and Analysis or
                  Plan of Operation                                                                 9
ITEM 7.           Financial Statements                                                             19
ITEM 8.           Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                             19

                                    PART III

ITEM 9.           Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a) of the Exchange Act (2)                            19
ITEM 10.          Executive Compensation (3)                                                       20
ITEM 11.          Security Ownership of Certain Beneficial Owners and Management (4)               23
ITEM 12.          Certain Relationships and Related Transactions (5)                               24
ITEM 13.          Exhibits and Reports on Form 8-K                                                 25

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

         During the year ended December 31, 2001, we generated $29,312 of revenues in connection with one CD Rom release. We have not generated a significant level of revenues and therefore have not commenced our planned principal operations.

         We are a development-stage company focused on creating and delivering targeted entertainment content and advertising using a combination of multimedia technology, software and real-time Internet interaction. In connection therewith, we intend to provide interactive Internet products to consumers and provide real time product or service research, or "Market Metrics", to entertainment media companies and advertisers using our products and research services. Our business strategy is based upon a new concept in media, a comprehensive program known as "Crossover Media". Crossover Media refers to any media which borrows features from more than one form of media or which links users of complementary forms of media, such as cable T.V., radio, print media and the Internet.

         RECENT DEVELOPMENTS

         On April 8, 2002, the Company acquired ten percent of the outstanding shares of common stock of Ground Troop Marketing, LLC. ("Groundtroop") in exchange for payment of $100,000 of cash. The Company has the right to purchase an additional fifteen percent of Groundtroop on or before April 30, 2002, in exchange for cash of $150,000 and 3,000,000 shares of restricted common stock of the Company. The 3,000,000 shares are subject to first priority piggyback registration rights with any shares registered by the Company on behalf of any executive of the Company. The shareholders of Groundtroop are entitled to additional shares of common stock to the extent that the closing ask and bid price for the Company's common stock for the 30 day period immediately preceding the one year anniversary of the agreement, is less than one dollar per share.

         The Company also received a six month option to purchase the remaining seventy five percent of Groundtroop in exchange for a cash payment of $1,500,000 plus an additional 3,000,000 shares of restricted common stock of the Company upon exercise of the option, with the same piggyback registration rights as described above. The Company may extend the option for an additional six months in exchange for a cash payment of $250,000. If the option is extended the cash portion of the purchase price is increased to $2,000,000 (the "Extended Purchase Price") and the $250,000 payment made may be applied to the Extended Purchase Price.

         In the event that Groundtroop receives a valid written offer from any third party to acquire 100% of Groundtroop stock written one year from the date of this agreement, the Company has the right of first refusal to acquire the stock on the same terms and conditions as the third party offer. If the Company declines the right of first refusal and Groundtroop completes the sale transaction with any third party, then Groundtroop will split the proceeds of such sale 50/50 with the Company.

         The Company has agreed to pay the monthly salary of one of the Groundtroop officers in the amount of $13,750 commencing on May 1, 2002, which amounts are repayable to the Company in connection with the completion of the acquisition of Groundtroop stock.

         With headquarters based in Los Angeles, Groundtroop addresses Digital Rights Management (DRM) and Data Tracking Analysis (DTA) technology, providing substantial accounting of real time file transfer and tracking in the recording and media industry.

         Groundtroop utilizes a computerized system for tracking music downloads at file sharing host sites which provides the ability to track all downloads in real-time. This system tracks and reports internet file sharing of audio, video entertainment and book files and compiles file sharing from host locations into real-time reports to provide a complete picture of the internet downloading of music, entertainment and publishing properties. The system will help by providing and managing alternate solutions for compiling marketing data previously unavailable to entertainment media companies. The system also has the ability to create the most authoritative charts of music downloads.

         Groundtroop will be able to provide real-time file tracking, accountability and monitoring. This technology enables music and media companies to realize the benefits of the investment in their Intellectual Property assets by tracking and monitoring all exchanges of entertainment material on Internet file-trading sites, authorized and unauthorized.

         Groundtroop technology will assist UMGI in creating a powerful marketing and research tool for entertainment media companies. It also gives us a different source of data collecting to help create a powerful database for future entertainment marketing. We are exploring different revenue models utilizing the technology that may help resolve issues currently facing the recording industry.

         UNCOMMON CDS

         We have developed interactive CD-ROMs (the "Uncommon CDs") which we distribute through well-established media publications targeting specific demographic audiences, such as "WWF", "Spin" and "Vibe". Uncommon CD's are distributed in popular magazines to their targeted audiences. CD's are tailored to the distributing publications feel and style by featuring content based on topics found in the magazines. Rich media content, commercials, and music videos help create an enjoyable product. Utilizing next generation software each CD tracks the consumers use of the CD ROM providing advertisers and record companies real-ime information regarding consumer's responses to their advertising and music videos.

         CD's also include as promotions, contests and prize giveaways to further enhance users experience. By advertising on our Uncommon CDs, advertisers are able to instantly collect and analyze key demographic data directly from consumers over the Internet.

         We believe that the Uncommon CDs bridge the gap between the "promise" of the Internet and the reality of the bandwidth currently available to most users on the Internet. According to Nielson/NetRatings, as of December 2000, of the 158 million people in the United States with access to the Internet, only approximately 11.7 had access via a high-speed connection (defined as Internet connections at speeds in excess of 56kbps). Therefore, in general, advertisers are unable to offer consumers streaming media or other graphics intensive or interactive presentations over the Internet. As a result, to date, on-line advertisers have generally had to rely on static banner ads to drive traffic to their Web sites. Our Uncommon CDs allow Internet users to experience a seamless rich media audio and video presentation with the option of being able to click through directly to online destinations of particular interest at any time. By combining our highly-targeted advertising with contextualized electronic commerce opportunities on the Uncommon CDs, we believe we can effectively convert users interest in products viewed on our Uncommon CDs to actual purchases.

         In addition, we intend to compile databases for each publication's readership through the use of permissive marketing. The research we compile will be made available as reports to the entertainment media companies and advertisers on each specific CD Rom.

         K.I.D. TECHNOLOGY

         It is the software code found on Uncommon CDs that enables CD ROM, DVD, websites and other content distribution mediums to compile market matrix and create profiles of their users. This software enables the content provider a system of compiling data on their audiences for use in marketing and promoting their products. Uncommon intends to license this technology to music and entertainment media companies. Licensing K.I.D. to music and entertainment media companies, that distribute their product on CD, DVD, wireless devices, cable T.V. and/or the internet, provides them the ability to track their content and profile overall customer response in real-time. Creating an entirely new method of marketing and promoting directly to the consumers. Also, creating a highly sophisticated ratings system that can help estimate the popularity of content among their audiences.

         UNCOMMON MUSIC

         We also intend to leverage off of the distribution network provided by our Uncommon CDs to become a leading provider of entertainment content marketing and promotion. We believe the Uncommon CDs provide artists and small record labels with a cost-effective method of promoting and delivering musical recordings to a targeted audience. We expect that Uncommon Music will feature exclusive music content, marketing and research features and e-commerce services.

         BUSINESS STRATEGY

         Our primary objective is to revolutionize the way entertainment media companies and advertisers reach and interact with targeted consumer audiences over the Internet. Towards this end, we have developed the following strategies:

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

         PRODUCTS AND SERVICES

         THE UNCOMMON CD

         The Uncommon CD is a CD-ROM/Internet technology marketing and promotional product, which makes it fast and easy to connect to an advertiser's web site. Through our Uncommon CD, we are able to deliver uniquely designed advertising content, products and messages to millions of targeted web users. Our Uncommon CD's feature full motion music videos, infomercials, showrooms, contests, prizes, web site links, and a rotating selection of brand name products and services. Uncommon CDs can also be used to demonstrate software programs and video games without requiring tedious downloading over the Internet.

         We currently outsource the production of the Uncommon CDs to the Feldmann Media Group, LP, a premier provider of multimedia solutions. In order to distribute the Uncommon CDs, we intend to enter into exclusive agreements with well-established media companies in order to include our Uncommon CDs as an insert to magazines or other publications. Although we are currently negotiating with several such media companies, we have not entered into definitive agreements with respect thereto, and there can be no assurance that we will be able to do so. In connection with a prize give-a-way contest included on the Uncommon CD, many of the viewers provided key demographic information, such as their name, address, phone number, e-mail address and date of birth. In addition, many viewers also answered advertiser specific survey questions to increase their chances of winning. The marketing intelligence which was gathered through our Uncommon CDs was immediately available for the advertiser to view and analyze through our secure, designated website. Each advertiser was given a pin number for continuous real-time remote access to the marketing information over the Internet during the allotted collection cycle, enabling marketing departments to follow up with interested consumers the very same day.

         K.I.D. TECHNOLOGY

         It is the software code found on Uncommon CDs that enables CD ROM, DVD, websites and other content distribution mediums to compile market matrix and create profiles of their users. This software enables the content provider a system of compiling data on their audiences for use in marketing and promoting their products. Uncommon intends to license this technology to music and entertainment media companies. Licensing K.I.D. to music and entertainment media companies, that distribute their product on CD, DVD, wireless devices, cable T.V. and/or the internet, provides them the ability to track their content and profile overall customer response in real time. Creating an entirely new method of marketing and promoting directly to the consumers. Also, creating a highly sophisticated ratings system that can help estimate the popularity of content among their audiences.

         UNCOMMON MUSIC

         Through Uncommon Music, we intend to become a leading provider of entertainment content. Towards this end, we intend to enter into exclusive contracts with artists and small record labels to promote and distribute their music recordings. We believe that our Uncommon CD will provide record labels with an attractive vehicle for promoting new artists and titles, and a cost-effective alternative to signing with major music labels. In addition, artists and record labels that feature music content on our Uncommon CDs will have the added benefit of being able to instantly measure viewers responses to a particular artist or music title. We expect to generate revenue from a number of sources, including advertising, sponsorships, promotions, e-commerce and content syndication.

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

                  consumers acceptance and use of our Uncommon CDs;

                  advertisers acceptance of novel advertising solutions developed either by us or our competitors;

                  our ability to adapt our technology, and develop and introduce new technologies, as on-line consumers needs change and grow;

                  sales and marketing efforts;

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

         UNCOMMON MUSIC

         Uncommon Music will face competition from traditional recording companies and other companies that promote, produce, distribute and/or sell music through traditional or online methods, most of which have greater financial, technical, personnel and other resources than we have. These companies include:

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

         We will depend upon the unique nature of our business model to provide Uncommon Music with a competitive advantage. However, this business models is untested and may not compete effectively with existing methods of music promotion, marketing, development and distribution.

         PROTECTING OUR INTELLECTUAL PROPERTY

         We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements with most of our employees and other protective measures to establish and protect our proprietary rights in our systems and products. We believe that because of the rapid pace of technological change in the open systems networking industry, legal protection of our proprietary information is less significant to our competitive position than factors such as our strategy, the knowledge, ability and experience of our personnel, new system and product development and enhancement, market recognition and ongoing product maintenance and support. We have not filed, nor do we intend to file, any patent applications with respect to our existing technology. However, we do intend to file a patent covering certain aspects of our business model and technology process, although there can be no assurance that such patent will be granted, or if granted will offer us any level of significant protection. We have registered the trademarks "UMGI" and "Uncommon Media Group." There can be no assurance that we will be able to protect against the use of similar technologies by our competitors. Therefore, there can be no assurance that one or more of our present of future competitors, most of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology. Our inability to respond to technological advances on a timely and cost-effective basis could materially adversely affect our business, results of operations and financial condition.

         EMPLOYEES

         As of December 31, 2001, we had eight employees, consisting of Lawrence Gallo, our President and Chairman of the Board, Gustavo Rodriguez, our Vice President of Administration, Mitchell Sandler, our Vice President of Marketing, Bruce Magown, our Chief Financial and Operating Officer, a production manager, a production coordinator, an office manager and an administrative assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real estate or other properties. Our headquarters are located in New York City at 33 West 54th Street and contain approximately 4,000 square feet. The office is leased for a period of five years ending on August 1, 2005. Annual lease payments under the lease are approximately $147,000.

ITEM 3.  LEGAL PROCEEDINGS

         In connection with one of its financing arrangements, the Company has become aware of the possibility that legal action may be filed against the Company by one of the participants. The Company has not received any formal notice regarding such matter and is therefore unable to comment on the merits of any action that may be filed, if any. The Company believes that it is in compliance with all of the terms and conditions of the agreements relating to such financing arrangement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         PRICE RANGE OF CLASS A COMMON STOCK

         The Company's common stock is traded on the OTC Bulletin Board Operated by NASDAQ (the "OTC Bulletin Board") under the symbol "UMDA." Prior to the Company's acquisition of Uncommon Nevada on December 8, 2000, no significant trading activity occurred with respect to the Company's common stock. The high and low bid price of the common stock as reported by the OTC Bulletin Board from December 31, 2000, the date the Company's common stock began trading under the symbol "UMDA" through December 31, 2001, is presented below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         BID PRICES

         Period                                           High           Low

         Period from December 8, 2000,
          through December 31, 2000                       $2.75         $1.80

         Quarter Ended March 31, 2001                     $3.31         $1.21

         Quarter Ended June 30, 2001                      $1.70         $1.34

         Quarter Ended September 30, 2001                 $1.25         $ .03

         Quarter Ended December 31, 2001                  $ .15         $ .06

         The approximate number of record holders of our Common Stock at April 18, 2002, was 53, not including beneficial owners whose shares are held by banks, brokers and other nominees.

         The Company has not paid any dividends. The Company does not expect to pay cash dividends on its common stock in the foreseeable future as any earnings that may be generated are expected to be retained to finance the Company's operations. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors. Since its inception the Company has operated at a loss.

         RECENT SALES OF UNREGISTERED SECURITIES

         In November 2000, three of our shareholders advanced the Company an aggregate of $275,000 which was convertible into common stock of the Company. In March 2001, we issued 275,000 shares of our common stock to such individuals pursuant to the advances.

         In February 2001, the Company issued an aggregate of 19,200,000 shares of our common stock to Lawrence Gallo, our President, Gustavo Rodriguez, our Vice President of Administration and Mitchell Sandler, our Vice President of Marketing, in exchange for all of the issued and outstanding shares of Uncommon Nevada.

         Pursuant to agreements dated January 15, 2001, the Company issued 100,000 shares of common stock to Joseph Feshbach and 100,000 shares to Bruce Magown in exchange for certain consulting services. On June 18, 2001, the consulting agreement with Mr. Magown terminated when he became an officer of the Company. The Company valued the shares at $587,500, based on the fair value of the shares issued.

         During March 2001, the Company also issued warrants to the law firm of Membrado & Montell LLP for the right to purchase 100,000 shares of the Company's common stock at $0.01 per share. The warrants were granted on March 21, 2001 for past services rendered by the law firm and expire on March 21, 2006. The Company valued the warrants at $155,000, based on their fair value on the date issued. No warrants have been exercised to date.

         In April 2001, the Company issued 2,667 shares of common stock to an individual for an aggregate purchase price of $5,000.

         On April 18, 2001, the Company entered into an agreement with Renmark Financial Communications, Inc. ("Renmark") to provide communications and investor relations services. In connection with the agreement, the Company issued 150,000 shares of common stock. On November 14, 2001 the Company issued an additional 50,000 shares of common stock in connection with the agreement and agreed to issue an additional 25,000 shares of common stock on March 1, 2002. The Company valued the 200,000 shares issued in 2001, at $249,200, based on the fair value of the shares on the dates issued. The shares to be issued on March 1, 2002, will be valued at their fair value on the date issued.

         On May 11, 2001, the Company issued 212,500 shares of common stock to its employees and certain outside consultants. The Company valued the shares at $378,516, based on the fair value of the shares on the date issued. On May 11, 2001, the Company also issued 200,000 shares of common stock and options for the right to purchase an additional 100,000 shares of common stock at $0.01 per share to three of its directors for past services rendered to the Company. The Company valued the shares and options at $512,359 based on the fair value of the shares and options on the date issued.

         On June 13, 2001, the Company agreed to issue 420,000 shares of common stock to Current Capital Corp. in exchange for investor and public relation services over a one-year period. The Company valued the shares at $630,000, based on the fair value of the shares on the date issued.

         During June 2001, the Company issued warrants to Grubman, Indursky & Schindler, PC, legal counsel to the Company for the right to purchase 50,000 shares of the Company's common stock at $1.00 per share, 25,000 shares at $1.50 per share, and 25,000 shares at $2.00 per share. The warrants were granted on June 30, 2001, for past services rendered by the law firm, and expire on June 29, 2006. The Company valued the warrants at $118,000, based on their fair value on the date issued. No warrants have been exercised to date.

         On June 18, 2001, the Company granted an option to purchase 2,000,000 shares of common stock at a per share exercise price of $1.08 to Bruce Magown its Chief Financial and Operating Officer in connection with the terms of his employment agreement. The option expires in five years and vests over a three year period commencing on the grant date at the rate of 33.33% per year. The Company valued the option at $540,000, which represents the excess of the market price of the common stock on the grant date over the exercise price of the options granted.

         During July 2001, the Company issued options to Lang & Swartz, for the right to purchase 25,000 shares of the Company's common stock at $1.50 per share, 25,000 shares at $1.75 per share and 25,000 shares at $2.00 per share. The options were granted on July 12, 2001, for past services rendered by the consulting firm, and expire on July 12, 2003. The Company valued the options at $43,750 based on their fair value on the date issued. No options have been exercised to date.

         On July 24, 2001, the Company entered into an agreement with Lawrence Berk and an agreement with Wharton Associates whereby the Company agreed to issue an aggregate of 200,000 shares of common stock to the entities in exchange for communications and investor relations services over a twelve month period. In connection with the agreements, the Company also issued options for the right to purchase 200,000 shares of common stock at $0.40 per share. The options expire on July 24, 2004. The Company valued the common shares and the options at an aggregate value of $158,000, based on the fair value of the shares and options on the date issued.

         On July 25, 2001 the Company entered into an agreement with I.R. International Consultants, Inc. whereby the Company issued 250,000 shares of common stock to the entity in exchange for communication services over a six month period. The Company valued the shares at $117,500, based on the fair value of the shares on the date issued.

         On November 17, 2001, the Company entered into an agreement with Woodrow USA Corporation whereby the Company issued 3,000,000 shares of common stock to the entity in exchange for business opportunity and strategic planning services to be provided over a period of one year. The Company valued the shares at $360,000, based on the fair value of the shares on the date issued. The shares were registered pursuant to a Form S-8 Registration Statement which became effective on December 4, 2001.

         On November 30, 2001, the Company entered into an agreement with MIDO an affiliated entity whereby the Company issued 750,000 shares of common stock to MIDO in exchange for consulting services for a period of six months regarding potential business combinations or arrangements with strategic partners. The Company valued the shares at $67,500, based on the fair value of the shares on the date issued. The shares were registered pursuant to a Form S-8 Registration Statement which became effective on December 4, 2001.

         On November 30, 2001, the Company issued 100,000 shares of common stock to Richard Rossi, legal counsel to the Company in payment of legal services rendered to the Company. The Company valued the shares at $9,000, based on the fair value of the shares on the date issued The shares were registered pursuant to a Form S-8 Registration Statement which became effective on December 4, 2001.

         On January 1, 2002, the Company entered into an agreement with N.I.R. Group, LLC whereby the Company agreed to issue 75,000 shares of common stock per month for a period of three months as a consulting fee for consulting services relating to overall business strategies and strategic commercial matters affecting the Company. The shares will be valued at their fair market value on the dates of issuance.

         On January 1, 2002, the Company entered into a consulting agreement with Vision Corporate Consulting whereby the Company agreed to issue 350,000 shares of common stock in exchange for consulting services relating to securities matters. The shares will be valued based on their fair market value on the date issued.

         On February 15, 2002, the Company entered into an agreement with Leibowitz, Roberts & Ritholz, LLP whereby the Company agreed to issue 50,000 shares of common stock in exchange for consulting services pertaining to the entertainment industry. The shares will be valued at their fair value on the date issued.

         On March 20, 2002, the Company entered into a consulting agreement with Integrated Equities, Inc. whereby the Company agreed to issue 2,000,000 shares of common stock in exchange for consulting services relating to potential mergers and acquisitions. The shares will be valued at their fair value on the date issued.

         For each of the above sales, on the date of the agreement to issue securities, we relied upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

         During the year ended December 31, 2001, we generated $29,312 of revenues in connection with one CD Rom release. We have not generated a significant level of revenues and therefore have not commenced our planned principal operations.

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

         EMPLOYEES

         As of December 31, 2001, we had eight employees, consisting of Lawrence Gallo, our President and Chairman of the Board, Gustavo Rodriguez, our Vice President of Administration, Mitchell Sandler, our Vice President of Marketing, Bruce Magown, our Chief Financial and Operating Officer, a production manager, a production coordinator, an office manager and an administrative assistant. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

         RESULTS OF OPERATIONS

         Due to the disparity in the reporting period for the year ended December 31, 2001, when compared to the reporting period from September 13, 2000, (date of inception) to December 31, 2001, no comparison of the results of operations of the periods has been made since such comparison would not be meaningful.

         During the period from September 13, 2000, through December 31, 2000, we generated no revenues and incurred a net loss of $533,167. and a net loss per common share of $.02. Our activities for this period consisted of organizational, initial promotional and sales activities, as well as efforts to raise the necessary capital to fund our activities.

         During the year ended December 31, 2001, we generated revenues of $29,312 in connection with one CD release of approximately 350,000 CD Roms and incurred $404,735 of direct production costs associated therewith which resulted in a gross loss (excess of direct costs over revenues) of $375,423. The direct costs incurred to produce the CD Roms was higher than anticipated due to a programming error made by one of the Company's media vendors. The error required us to produce corrected copies of the CD Roms which resulted in additional costs for programming and shipping aggregating approximately $225,000. In addition, we incurred an additional expense of approximately $25,000 to create the software that will help automate the authoring of future distributions for this customer.

         For the year ended December 31, 2001, our operating expenses were comprised as follows:

               Salaries and benefits, including $216,331
               of stock based compensation                        $1,350,789

               Selling, general and administrative
               expenses                                              646,072

               Consulting and professional fees,
               including $2,435,344 of stock based
               compensation                                        2,975,921
                                                                  ----------
               Total operating expenses                           $4,972,782
                                                                  ==========



         Salaries and benefits are comprised of direct salaries earned by the Company's four executive officers and employees of $824,615 and $136,803, respectively. In addition, $105,000 of non cash compensation was expensed relating to the issuance of an option to an officer to purchase 2,000,000 shares of the Company's common stock and $111,331 of compensation was expensed relating to the issuance of common stock to employees. Salaries and benefits also include an aggregate of $173,040 in benefits consisting primarily of accrued vacation and insurance.

         During the year ended December 31, 2001, cash paid to officers and employees for gross salaries earned were $47,231 and $136,803, respectively. At December 31, 2001, the Company is indebted to its officers in the amount of $895,536 for salaries earned but not paid for the period from September 13, 2000, (date of inception) through December 31, 2001.

         Selling general and administration expenses comprised $307,969 of promotion and marketing expenses which primarily includes, public relations, investor relations, trade show and travel expenses, information technology and website development and $338,103 of administrative expenses, which primarily includes $20,539 of depreciation expense, $85,774 of rent, $28,239 of telephone expense, $25,070 of printing and reproduction and $178,481 of office expenses including travel and related expense.

         Consulting and professional fees for the year ended December 31, 2001, were comprised as follows:

                 Accounting fees                                     $  221,882
                 Legal fees:
                    Billed charges                                      164,994
                    Stock based compensation                            282,000
                 Other consulting and professional fees:
                    Billed charges                                      153,701
                    Stock based compensation                          2,153,344
                                                                     ----------
                 Total                                               $2,975,921
                                                                     ==========



         Other consulting and professional fees include services for business and strategic planning including mergers and acquisitions investor and public relations, marketing and advertising and information technology.

         Interest expense for the year ended December 31, 2001, totaled $76,161, which consists of $23,036 of interest accrued on outstanding debt during the year and $53,125 relating to the fair market value of the Company's common stock which was issued to two lenders in connection with $75,000 in principal amount of loans made to the Company.

         Our net loss for the year ended December 31, 2001, was $5,426,366 or $.17 per share of our common stock.

         LIQUIDITY AND CAPITAL RESOURCES

         From September 13, 2000, (date of inception) through December 21, 2001, our primary sources of financing have been from private placement of our common stock, private placement of debt instruments, proceeds from the Fusion common stock purchase agreement and non-interest bearing advances from officers of the Company.

         During the period ended December 31, 2000, the Company borrowed $50,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. an affiliated entity.

         During the year ended December 31, 2001, the Company borrowed an additional $454,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliated entity and made principal payments totaling $17,500. At December 31, 2001, the Company had total debt outstanding of $486,500 under the MIDO loans and $20,222 in accrued interest. Principal and accrued interest are due on May 1, 2002.

         During August and September 2001, the Company received $100,000 from three individuals in exchange for promissory notes ("the Notes"). In connection with the Notes, the Company agreed to issue 150,000 shares of common stock to two of the individuals. The face value of the Notes were discounted to reflect the fair value of the shares issued of $53,125 and such amount was accreted and charged to interest expense during the original term of the Notes ending in December 2001. Two of the Notes accrue interest at an annual rate of 10%. The maturity date of the notes have been extended to various dates in 2002.

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

         On May 4, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion agreed to purchase up to $10 million of the Company's common stock over a 40 month period, subject to a six month extension. The Company has the right to (i) terminate this agreement at any time at no cost, and (ii) decrease the amount of, or suspend sales of common stock to Fusion at any time as long as the market price per share of the Company's common stock is below $25. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.

         The commencement of the funding was subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to financing cooperation agreements, certain current stockholders guaranteed to Fusion the Company's obligations under the common stock purchase agreement. As a result of such guarantees, Fusion agreed to waive the requirement for an effective registration statement and began funding the common stock purchase agreement on May 21, 2001.

         On May 10, 2001, the Company entered into financing cooperation agreements with certain of its stockholders. Under such agreements, the Company's stockholders have agreed to transfer shares of the Company's common stock in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company has agreed to issue a promissory note to each stockholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such stockholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement to Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011. The Company has the right at any time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five consecutive closing sale prices of the Company's common stock during the five trading days ending on the trading day immediately preceding the date on which the Company delivers a Notice of Exercise.

         On the effective date of the financing cooperation agreements, Fusion received 750,000 shares of the Company's common stock as a commitment fee. The shares were provided by certain of the Company's existing stockholders under the financing cooperation agreements and the Company issued $750,000 of promissory notes to the stockholders, in connection with the shares provided on May 10, 2001.

         The Company received $464,500 from Fusion in connection with the common stock purchase agreement, which is reflected as an increase in additional paid-in capital in the accompanying statement of stockholders' deficit, net of costs incurred of $35,000.

         It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $3,750,000 plus accrued interest of approximately $119,111 as of December 31, 2001.

         On April 8, 2002, the Company acquired ten percent of the outstanding shares of common stock of Ground Troop Marketing, LLC ("Groundtroop") in exchange for payment of $100,000 of cash. The Company has the right to purchase an additional fifteen percent of Groundtroop on or before April 30, 2002, in exchange for cash of $150,000 and 3,000,000 shares of restricted common stock of the Company. The 3,000,000 shares are subject to first priority piggyback registration rights with any shares registered by the Company on behalf of any executive of the Company. The shareholders of Groundtroop are entitled to additional shares of common stock to the extent that the closing ask and bid price for the Company's common stock for the 30 day period immediately preceding the one year anniversary of the agreement, is less than one dollar per share.

         The Company also received a six month option to purchase the remaining seventy five percent of Groundtroop in exchange for a cash payment of $1,500,000 plus an additional 3,000,000 shares of restricted common stock of the Company upon exercise of the option, with the same piggyback registration rights as described above. The Company may extend the option for an additional six months in exchange for a cash payment of $250,000. If the option is extended the cash portion of the purchase price is increased to $2,000,000 (the "Extended Purchase Price") and the $250,000 payment made may be applied to the Extended Purchase Price.

         In the event that Groundtroop receives a valid written offer from any third party to acquire 100% of Groundtroop stock within one year from the date of this agreement, the Company has the right of first refusal to acquire the stock on the same terms and conditions as the third party offer. If the Company declines the right of first refusal and Groundtroop completes the sale transaction with any third party, then Groundtroop will split the proceeds of such sale 50/50 with the Company.

         The Company has agreed to pay the monthly salary of one of the Groundtroop officers in the amount of $13,750 commencing on May 1, 2002, which amounts are repayable to the Company in connection with the completion of the acquisition of Groundtroop stock.

         On March 29, 2002, the Company borrowed $300,000 pursuant to the terms of a $500,000 12% Convertible Debenture (the "Debenture") due in one year. The remaining $200,000 may be borrowed by the Company, at the option of the lender after the effectiveness of a registration statement to register the amount of shares applicable to the conversion of $500,000 principal amount of the debenture plus warrants issued by the Company to the lender. The agreement provides that the Company will issue the lender warrants to purchase three shares of the Company's common stock for each $1.00 of the principal balance outstanding on the convertible debenture. The warrants are exercisable for a period of three years from the date of funding of the debenture.

         The debenture is convertible into common stock at a conversion price of the lesser of $.09 or the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 50%.

         Interest on the debenture is payable quarterly in cash or in common stock of the Company. If the interest is paid by issuance of the Company's common stock the number of shares are determined using the conversion price formula described above.

         In connection with the above borrowing the Company entered into a three month consulting agreement with the lender regarding overall business strategies and strategic commercial matters affecting the Company. The agreement provides that the Company will pay the consultant a monthly fee of $13,000 in cash and 75,000 shares of the Company's common stock.

         The Company received net proceeds of $245,000 after payment of $39,000 of consulting fees and $16,000 of legal and other expenses associated with the borrowing.

         The Company intends to pursue a $5,000,000 lending arrangement with this lender pursuant to terms and conditions to be agreed upon at a later date.

          At December 31, 2000, the Company was indebted to two of its officers in the amount of $60,810 for non-interest bearing advances made to the Company by such officers.

         During the year ended December 31, 2001, the Company borrowed a total of $134,127 from its officers and made payments and interest free advances to such officers in the amount of $101,221. The loans, which are interest free, were provided to facilitate the development of the Company. During the year ended December 31, 2001, the Company also made non-interest bearing advances to certain of its officers. At December 31, 2001, the amounts are reflected in the accompanying financial statements as follows:

                   Due from officers                           $  17,747
                   Due to officers                             $ 111,462


         The officers of the Company have indicated that they will continue to make non-interest bearing advance to the Company, from time to time, from their personal funds in order to facilitate the Company's continued operations. The Company intends to also seek additional financing through private placement of its equity and debt securities or other financing arrangements that may become available to the Company. There is no assurance that the Company will be successful in obtaining such financing or that if such financing is obtainable that it will be on terms and conditions that are acceptable to the Company. In addition, the funds to be provided by the officers may not be sufficient to enable the Company to meet its obligations in a timely manner in the ordinary course of business.

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

         We commenced our operations as presently conducted in September 2000, following our share exchange with IJC. Accordingly, we have a very limited operating history upon which potential investors may evaluate whether we will be successful and this could negatively affect our ability to obtain financing or maintain a market for our securities. In addition, our revenue sources are evolving. To date, we have not generated significant revenues.

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

         During the period September 13, 2000, (date of our acquisition of Uncommon Nevada) to December 31, 2001, the Company has engaged in no significant operations other than organization activities, acquisition of capital and promotional and sales efforts. Minimal revenues were earned by the Company during the year ended December 31, 2001. Moreover, we expect to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will achieve sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or expectations or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

         The market for the promotion and marketing of music is highly competitive.

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

         We believe that the efforts of our executive officers, Lawrence Gallo, our President and Chairman of the Board, Gustavo Rodriguez, our Vice President of Administration Mitchell Sandler, our Vice President of Marketing and Bruce Magown our Chief Financial and Operating Officer, are essential to our operations and growth. The loss of the services of either of Messrs. Gallo, Rodriguez, Sandler or Magown would likely have a materially adverse effect on our business, results of operations, financial condition and prospects. Moreover, we do not maintain key-man life insurance on any of these individuals lives.

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

         As of April 18, 2002, our executive officers and directors beneficially own approximately 47.3% of the outstanding common stock. Accordingly, if they act together, they will have the power to control the election of all of our directors and the approval of actions for which the approval of our shareholders is required. The effects of such stock ownership could be to delay or prevent a change of control of the Company unless the terms are approved by such shareholders.

         A public market for our shares may not be sustained and the price may fluctuate.

         There can be no guarantee that the current price can be maintained or be expected to increase in value. If for any reason the common stock is no longer listed on the OTC Bulletin Board maintained by NASDAQ, purchasers of the shares may have difficulty selling their common stock should they desire to do so. We intend to apply to have our common stock approved for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion on NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of profitable operations or successful equity capital raising activities, it will never be able to meet the eligibility requirements of NASDAQ. In addition, it is likely that the Company, which, as of April 18, 2002, had 38,585,167 shares of common stock issued and outstanding, will have to effect a reverse split of its issued and outstanding stock, in order to meet the minimum bid price requirement.

         We may issue preferred stock with certain preferences which may depress market price of the common stock.

         The Board of Directors may designate a series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of Uncommon Media Group's common stock even prior to any such designation or issuance of preferred stock. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of Uncommon Media Group or other take-over attempts and could adversely materially affect the rights of holders of shares of the common stock.

         Absence of cash dividends

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

         Currently, our stock is publicly traded on the OTC Bulletin Board, maintained by NASDAQ, quoted under the symbol "UMDA" at the closing bid price on April 18, 2002 of $.06. Since our common stock trades below $5.00 per share, it may be considered "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that the current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purpose of such securities and have received the purchaser's written consent to the transaction prior to purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this item is incorporated herein by reference to the financial statements filed with this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The disclosure called for by this item was previously reported on Form 8-K with the Securities and Exchange Commission. On March 19, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our directors and executive officers and their ages as of April 18, 2002 are as follows:

             Nominees                  Age    Position
             --------                  ---    --------

             Lawrence Gallo            37     President and Director

             Gustavo A. Rodriguez      38     Vice President of Administration,
                                              Secretary and Director

             Mitchell Sandler          42     Vice President of Marketing
                                              and Director

             Bruce Magown (1)          48     Chief Financial and Operating
                                              Officer and Director

             Ali Far, JD (1)           43     Director

             Allen Sherwin, CPA (1)    44     Director

         (1) Member of the Audit Committee

         Messrs. Gallo, Rodriguez and Sandler each became an officer and director of the Company in December 2000, following the Company's acquisition of Uncommon Nevada and Mr. Magown became an officer in June 2001, and a director in April 2001. Messrs. Far and Sherwin became members of the board of directors in April 2001. The term of office of each officer and director is one year and until his successor is elected and qualified.

         Biographical Information

         Set forth below is certain biographical information for each of the Company's officers and directors.

         Lawrence W. Gallo has served as our Chairman of the Board, Chief Executive Officer and President since December 8, 2001, the date we acquired Uncommon Media Group, Inc. a Nevada Corporation ("Uncommon Nevada"). Mr. Gallo served as the President and a Director of Uncommon Nevada since he co-founded the Company with Messrs. Rodriguez and Sandler in September 2000. Prior thereto, Mr. Gallo served as the President and Chief Executive Officer of Regenesis Holdings, Inc. a publicly traded financial incubator fund (symbol FLNT), from April 1999 to July 2000. From January 1985 to March 1998, Mr. Gallo was employed by Lehman Brothers, Inc., serving as Senior Vice President of Institutional Investment Services, then as Director of Global Equity Finance in London, England. Mr. Gallo is a founding member of the Global Fund Managers' Association, comprised of alternative investment managers and venture capital organizations that manage collectively 100 billion dollars. In addition, Mr. Gallo currently serves as director of Launch Advisors, a financial, creative and business management consultant to sports figures and entertainers, which he founded in 1998. A child prodigy musician accepted to the Julliard Academy, Mr. Gallo has always had a passion and been involved in the entertainment business.

         Gustavo A. Rodriguez has served as our Secretary, Vice President of Administration and a Director since December 8, 2001. Prior thereto, Mr. Rodriguez served as Vice President and a Director of Uncommon Nevada since he co-founded the Company with Messrs. Gallo and Sandler in September 2000. From October 1999 until July 2000, Mr. Rodriguez was the director of Business Development for Regenesis Holdings, Inc. From March 1996 to July 1999 he was a financial consultant and later served as a Director of Internation Business for American First Capital, a registered broker-dealer. In February 1999, he co-founded MiProfessor.com, a website dedicated to providing financial markets information to Spanish speaking investors. Mr. Rodriguez also has over 17 years of experience within the recording and music industries, including development, production, publishing and marketing. From 1994 to 1996, Mr Rodriguez served as Managing Editor of Page One, a music magazine dedicated to Urban and Latin music. In 1984, Mr Rodriguez founded Rhythm Trax, Inc., a music production company that produced several successful dance and urban charting singles. Mr. Rodriguez also currently devotes a portion of his time to working as a record producer/remixer for various artists.

         Mitchell B. Sandler serves as Vice President and Director of the Company. Prior to fis position with Uncommon Media Group, Inc., he served as Vice President of Regenesis Holdings, Inc. since December 1998. Between 1993 and December 1997, he served as President of the Silcon Group, Inc., a semi-conductor and computer software development company. From 1984 to 1992, Mr Sandler was employed by All-American Semiconductor, a distributor of semi-conductors, first as a salesman, then as Regional Sales Manager for the Southeast United States. His mother Toni Lupino, is from the famed Lupino family of film and stage. Ida Lupino the most famous of the family has over 100 films to her credit while acting and/or as a producer/Director. Mr. Sandler holds an Associates degree from Santa Fe Community College and attended the University of Florida College of Business Administration.

         Bruce Magown has served as Chief Financial and Operating Officer since June 18, 2001, and became a member of the Board of Directors and the Audit Committee in April 2001. From January 15, 2001, through June 17, 2001, Mr. Magown provided consulting services to the Company pursuant to the terms of a consulting agreement dated January 15, 2001. Mr Magown currently serves as the President and Chief Operating Officer of Knoa Corp., a privately held company which provides interactive, media rich solutions to its clients, and has served in such capacity since September 2000. From June 1997 to September 2000, Mr. Magown served as the Vice President of the Sun/Netscape Alliance, a strategic alliance formed by American Online and Sun Microsystems, representing Canada, the United States East Coast, and Latin America. Prior thereto, from June 1997 to September 2000, Mr. Magown served as the Director of NE for Sybase, Inc., an e-business solutions provider. Mr. Magown also served as the Chief Financial Officer of Information Engineer, an e-business consultant.

         Ali Far has served as a member of the Board of Directors and the Audit Committee since April 2001. Since April 1999, Mr. Far has been the Managing Director of the Technology Fund fot the Galleon Group, a technology investment firm with over $5 billion under management. Between November 1997 and May 1999, Mr. Far served as Vice President and Senior Semiconductor Equity Analyst for Prudential Securities in Palo Alto. From June 1995 to October 1997, Mr. Far served as the Vice President of Engineering and New Product Development for Telcom, Inc. (symbol TLCM), a publicly traded company which produces analog semiconductor componets for personal computers and communication markets. Mr. Far has been awarded over a dozen Patents in the field of communications, personal computers, test and video/imaging.

         Allen Sherwin has served as a member of the Board of Directors and the Audit Committee since April 2001. Mr. Sherwin currently serves as Chief Executive Officer of Katz II Enterprises, a business development consulting firm. From August 1999 to December 2000, Mr. Sherwin was the Vice President and Chief Information Officer of EuropaHealth, Inc. a B2B/B2C internet company. Prior thereto, from February 1998 to July 1999, Mr. Sherwin served as the Vice President and Chief Information Officer of the North America branch of Amtech Electronics, Inc., a leader in filtering electronics. From February 1994 to January 1998, Mr. Sherwin also served as a partner of Tech Sales Incorporated, a high-tech electronics company. Mr. Sherwin is also a founder, and has served as President, Chief Executive Officer, and Chief Information Officer of Component Design Marketing. Mr. Sherwin's background also includes executive positions in Lockheed-Martin and Lockheed-Sanders, manufacturers of military electronics.

ITEM 10. EXECUTIVE COMPENSATION.

         Messrs. Gallo, Rodriguez and Sandler joined the Company in December 2000, in connection with the Company's acquisition of Uncommon Nevada and Mr. Magown joined the Company in June 2001. The following tables sets forth the annual compensation earned by the Company's Chief Executive Officer and all other executive officers whose annual compensation was in excess of $100,000 (the "Named Executive Officers"). The Company does not currently have any stock option plan or other forms of compensation plans for its executives. However, Mr. Magown was granted an option to purchase 2,000,000 shares of common stock in connection with his employment agreement.

              The following table sets forth summary information regarding compensation paid and or accrued by the Company for the year ended December 31, 2001, to the Named Executive Officers.

                                                                               OTHER ANNUAL
NAME AND PRINCIPAL POSITION            YEAR        SALARY         BONUS        COMPENSATION
---------------------------            ----        ------         -----        ------------

Lawrence Gallo                         2001      $300,000 (1)        0         $  12,351 (6)
  President and Chief Executive
  Officer
Gustavo Rodriguez                      2001      $195,000 (2)        0         $  12,351 (6)
  Secretary and Vice President

Mitchell Sandler                       2001      $195,000 (3)        0         $   8,053 (6)
  Vice President

Bruce Magown                           2001      $134,615 (4)        0         $ 459,375 (5)
  Chief Financial and Operating                                                $   6,500 (6)
  Officer

(1) Mr. Gallo was paid a total of $13,500 of cash and the balance of $286,500 was accrued.

(2) Mr. Rodriguez was paid a total of $14,000 of cash and the balance of $181,000 was accrued.

(3) Mr. Sandler was paid a total of $16,231 of cash and the balance of $178,769 was accrued.

(4) Mr. Magown is entitled to a base annual salary of $250,000. The amount of salary disclosed represents the amount for Mr. Magown during the period from June 18, 2001 through December 31, 2001, which was the period he served as an Executive Officer of the Company. Mr. Magown was paid a total of $3,500 of cash and the balance of $131,115 was accrued.

(5) Represents the amount of consulting fees to Mr. Magown for the period from January 15, 2001 to June 17, 2001, paid by issuance of 100,000 shares of restricted common stock of the Company which were valued at their fair value on the date of issuance of $293,750, and the value of 100,000 shares of common stock of the Company granted to Mr. Magown in consideration of his becoming a director of the Company in April 2001, which were valued at their fair value on the date of grant of $165,625.

(6)      Represents medical insurance premiums.

OPTION/SAR GRANTS TABLE

         The following table sets forth information concerning individual grants of options to purchase common stock made to Named Executive Officers during the year ended December 31, 2001.

                               OPTION/SAR GRANTS IN FISCAL YEAR 2001

                        NUMBER OF        % OF TOTAL
                       SECURITIES       OPTIONS/SARS
                       UNDERLYING        GRANTED TO       EXERCISE OR
                      OPTIONS/SARS        EMPLOYEES        BASE PRICE     EXPIRATION
   NAME                 GRANTED         IN FISCAL YEAR       ($/SH)          DATE
---------------       ------------      --------------    -----------     ----------
Bruce Magown          2,000,000             100%             $1.08       June 18, 2006


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-ENDED OPTION/SAR VALUE TABLE

         The following table sets forth information concerning unexercised stock options held by the Named Executive Officer as of December 31, 2001. No stock options were exercised by the Named Executive Officer during the year ended December 31, 2001. No SARs were granted or are outstanding.

                      NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                        UNEXERCISED OPTIONS/SARS AT       IN-THE-MONEY OPTIONS/SARS AT
                              DECEMBER 31, 2001              DECEMBER 31, 2001($)(1)
                       ------------------------------     ----------------------------
   NAME                EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------        -----------     -------------      -----------      -------------
Bruce Magown                 0           2,000,000            $0                $0

(1) The closing bid quotation for our common stock as reported by the NASD OTC Bulletin Board on December 31, 2001 was $.12. The exercise price of Mr. Magown's options, as of December 31, 2001, were $1.08 per share. Therefore the value of the unexercised options as of December 31, 2001 was $0.

         EMPLOYMENT AGREEMENTS

         On June 18, 2001, the Company entered into a three year employment agreement with each of its four executive officers which provide for a aggregate of $940,000 per year in base compensation to such officers. All provisions contained in the employment agreements for the above mentioned executives are identical, except for the agreement with Mr. Magown which provided for a grant of an option to purchase 2,000,000 shares of common stock. Each of the executives is entitled to an annual performance bonus of $100,000 payable in quarterly installments in the year following the year earned, provided the executive achieves performance targets. In addition if each of the executives meet their performance goals for each of the years 2001 through 2003 then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at the market price on such date.

         DIRECTOR COMPENSATION

         The Company granted one of its non employee directors 100,000 shares of our common stock and granted the other non employee director an option to purchase 100,000 shares of our common stock. In addition, non employee directors are entitled to reimbursement for reasonable travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 18, 2002, the beneficial ownership of the Company's common stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's common stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. On April 18, 2002, the Company had 38,585,167 shares of common stock issued and outstanding, after giving effect to the issuance of an aggregate of 2,625,000 shares of common stock which the Board of Directors has authorized, but which have not yet been issued as of April 18, 2002. The address of each stockholder is the address of the Company, which is 33 West 54th Street, 2nd Floor, New York, New York 10019.

                                                                                    PERCENTAGE OF
    NAME AND ADDRESS OF                            AMOUNT AND NATURE OF          OUTSTANDING SHARES
     BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP                 OWNED
-----------------------------                      --------------------          ------------------
DIRECTORS AND EXECUTIVE OFFICERS:
  Lawrence Gallo                                       7,200,000(1)                  18.7%
  Gustavo Rodriguez                                    5,000,000(2)                  13.0%
  Mitchell Sandler                                     5,000,000                     13.0%
  Bruce Magown                                           866,666(3)                   2.2%
  Ali Far                                                100,000(4)                   *
  Allen Sherwin                                          100,000(5)                   *
  All directors and executive officers as a
     group (six persons)                              18,266,666                     47.3%
* Represents less than 1%

(1) Consists of 50,000 shares held by the children of Mr. Gallo and 7,150,000 shares held by Mr. Gallo individually.

(2) Consists of 1,000,000 shares held jointly with his wife Carmen Rodriguez, 40,000 shares held by the children of Mr. Rodriguez and 3,960,000 shares held by Mr. Rodriguez individually.

(3) Consists of (i) 100,000 shares of common stock which the Company issued to Mr. Magown as consideration for his agreement to act as a director of the Company (ii) options to purchase 666,666 shares of our common stock which are exerciserable on June 18, 2002. Does not include options to purchase 666,666 and 666,667 shares of our common stock which are exercisable on June 18, 2003 and June 18, 2004, respectively, and (iii) 100,000 shares which the Company issued to Mr. Magown pursuant to a consulting agreement between the Company and Mr. Magown, which was terminated when Mr. Magown was employed by the Company as its Chief Financial and Operating Officer. See "Item 12. Certain Relationships and Related Transactions - Consulting Agreement with Bruce Magown."

(4) Consists of an option to acquire up to 100,000 shares of common stock which option is presently exercisable.

(5) Consists of 100,000 shares which the Company issued to Mr. Sherwin in consideration for his agreement to act as a director of the Company.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ACQUISITION OF UNCOMMON NEVADA

         PURSUANT TO A SHARE PURCHASE AGREEMENT DATED AS OF DECEMBER 8, 2000, between the Company and Uncommon Nevada, the Company acquired all of the issued and outstanding shares of Uncommon Nevada from Lawrence Gallo, Gustavo Rodriguez, and Mitchell Sandler, Uncommon Nevada's co-founders and the Company's. In connection with such acquisition, Mr. Gallo became our Chief Executive Officer, Mr. Rodriguez became our Secretary and Vice President of Administration and Mr. Sandler became our Vice President of Marketing. In addition, in exchange for the shares of Uncommon Nevada common stock held by them, Mr. Gallo received 9,200,000 shares of our common stock and Messrs. Rodriguez and Sandler each received 5,000,000 shares of our common stock.

         CONSULTING AGREEMENT WITH BRUCE MAGOWN

         Pursuant to a consultant agreement, dated as of January 2001, between the Company and Bruce Magown, a director of the Company (the "Consulting Agreement"), the Company had engaged Mr. Magown to act as a consultant to the Company until January of 2003. Pursuant to the Consulting Agreement, Mr. Magown was entitled to an initial fee of 100,000 shares of common stock. The shares were valued at $293,750 on the date of their issuance based upon the fair value of the 100,000 shares issued. The Company recognized an expense of $293,750 as of the date the contract was terminated on June 18, 2001, when Mr. Magown was employed by the Company as its Chief Financial and Operating Officer. In addition, with respect to any financing transactions of up to $1 million introduced by Mr. Magown and consummated by the Company, Mr. Magown would have been entitled to a fee equal to ten percent of the amount of such financing. With respect to any financings in excess of $1.0 million introduced by Mr. Magown and consummated by the Company, or with respect to any mergers, acquisitions or contracts introduced to the Company by Mr. Magown, Mr. Magown would have been entitled to a fee of between 1% and 5% of the total amount of consideration involved in such transactions. In addition, the Company was required to reimburse Mr. Magown for all expenses incurred by him in connection with the Consulting Agreement.

         LOANS FROM MIDO, INC.

         During the year ended December 31, 2001, the Company borrowed an additional $454,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliated entity and made principal payments totaling $17,500. At December 31, 2001, the Company had total debt outstanding of $486,500 under the MIDO loans and $20,222 in accrued interest. Principal and accrued interest are due on May 1, 2002.

         LOANS FROM OFFICERS

         At December 31, 2000, the Company was indebted to two of its officers in the amount of $60,810 for non-interest bearing advances made to the Company by such officers.

         During the year ended December 31, 2001, the Company borrowed a total of $134,127 from its officers and made payments and interest free advances to such officers in the amount of $101,222 The loans, which are interest free, were provided to facilitate the development of the Company. During the year ended December 31, 2001, the Company also made non-interest bearing advances to certain of its officers. At December 31, 2001, $17,747 is reflected as due from officers and $111,462 is reflected as due to officers.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

            --------------- --------------------------------------------------------------------------------------------------------
            EXHIBIT                                                       DESCRIPTION
            ------- ---------------------------------------------------------------------------------------------------------------
            3.1     Articles of Incorporation of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June
                    8, 1999.
            ------- ---------------------------------------------------------------------------------------------------------------
            3.2     Bylaws of the Company, incorporated by reference to exhibit 3.1 on Form 10SB12B filed June 8, 1999
            ------- ---------------------------------------------------------------------------------------------------------------
            10.1    Acquisition Agreement between IJC Ventures Corp., and Uncommon Media Group, Inc. dated as of December 8,
                    2000, incorporated by reference to exhibit 2.1 on Form 8-K filed December 22, 2000
            ------- ---------------------------------------------------------------------------------------------------------------
            10.2    Lease agreement, dated June 16, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed December
                    22, 2000
            ------- ---------------------------------------------------------------------------------------------------------------
            10.3    Employment Agreement between the Company and Lawrence Gallo, dated June 18, 2001, incorporated by reference to exhibit 10.1 on Form 10-QSB filed August 14, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.4    Employment Agreement between the Company and Bruce Magown, dated June 18, 2001, incorporated by reference to exhibit 10.2 on Form 10-QSB filed August 14, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.5    Employment Agreement between the Company and Gustavo Rodriquez, dated June 18, 2001, incorporated by reference to exhibit 10.3 on Form 10-QSB filed August 14, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.6    Employment Agreement between the Company and Mitchell Sandler, dated June 18, 2001, incorporated by reference to exhibit 10.4 on Form 10-QSB filed August 14, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.7    Consulting Agreement between the Company and Joseph Feshbach, dated January 15, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.8    Consulting Agreement between the Company and Bruce Magown, dated January 15, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.9    Consulting Agreement between the Company and Allen Sherwin, dated February 6, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.10   Warrant Agreement between the Company and Membrado & Montell, LLP, dated March 21, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.11   Consulting Agreement between the Company and Renmark Financial Communications, Inc., dated April 18, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.12   Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC, dated May 14, 2001.
            ------- ---------------------------------------------------------------------------------------------------------------
            10.13   Convertible Promissory Note between the Company and Papillon Holdings Limited, dated May 10, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.14   Convertible Promissory Note between the Company and Blue Harbor International, Inc., dated May 10, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.15   Convertible Promissory Note between the Company and Robe Investments, Inc., dated May 10, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.16   Option Agreement between the Company and Ali Far, dated May 25, 2001
            ------- ---------------------------------------------------------------------------------------------------------------


            10.17   Consulting Agreement between the Company and Current Capital Corp., dated June 13, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.18   Agreement between the Company and World Wrestling Federation Entertainment, Inc. dated June 30, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.19   Warrant Agreement between the Company and Grubman, Indursky & Schindler, PC, dated June 30, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.20   Option Agreement between the Company and Lang & Swartz, dated July 12, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.21   Consulting Agreement between the Company and Lawrence Berk, dated July 24, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.22   Consulting Agreement between the Company and Wharton Associates, dated July 24, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.23   Agreement between the Company and VIBE/SPIN Ventures, LLC, dated November 9, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.24   Consulting Agreement between the Company and Woodrow USA Corporation, dated November 17, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            10.25   Consulting Agreement between the Company and MIDO Consulting Canada, dated November 30, 2001
            ------- ---------------------------------------------------------------------------------------------------------------
            16.1    Letter regarding change in certifying accountant, incorporated by reference to exhibit 16.1 on Form 10SB12B filed February 27, 2001
         --------------------------------------------------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

         (i) The Company filed a Current Report on Form 8-K on March 19, 2002, pursuant to Item 4, disclosing a change in the Company's certifying accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNCOMMON MEDIA GROUP, INC.

DATE: April 26 , 2002                      By: /s/ Lawrence Gallo
                                           ---------------------------------------------------------
                                               Lawrence Gallo, Chairman of the Board, Chief
                                               Executive Officer and President [Principal Executive Officer]

DATE: April 26, 2002                       By: /s/ Gustavo Rodriguez
                                           ---------------------------------------------------------
                                               Gustavo Rodriguez, Vice President of Administration

DATE: April 26 , 2002                      By: /s/ Mitchell Sandler
                                           ---------------------------------------------------------
                                               Mitchell Sandler, Vice President of Marketing

DATE: April 26, 2002                       By: /s/ Bruce Magown
                                           ---------------------------------------------------------
                                               Bruce Magown, Chief Financial and Operating
                                               Officer [Principal Financial Officer and Principal
                                               Accounting Officer]



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE: April 26, 2002                           /s/ Ali Far
                                               ---------------------------
                                                   Ali Far, Director

DATE: April 26, 2002                           /s/ Allen Sherwin
                                               ---------------------------
                                                   Allen Sherwin, Director


                                       27

ITEM 7.  FINANCIAL STATEMENTS



                           UNCOMMON MEDIA GROUP, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                  PAGE
                                                                                                  ----

Report of Independent Auditors - Year Ended December 31. 2001                                     F-2

Report of Independent Auditors - For the period from September 13, 2000,
   (Date of Inception) to December 31, 2000                                                       F-3

Balance Sheet as of December 31, 2001                                                             F-4

Statements of Operations for the Year Ended December 31, 2001 and for the period from             F-5
   September 13,  2000, (Date of Inception) to December 31, 2000

Statement of Stockholders' Deficit for the Year Ended December 31, 2001                           F-6

Statements of Cash Flows for the Year Ended December 31, 2001 and for the period
   from September 13, 2000, (Date of Inception) to December 31, 2000                              F-7-F-8

Notes to Financial Statements                                                                     F-9


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

Board of Directors
Uncommon Media Group, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Uncommon Media Group, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and for the period September 13, 2000 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Uncommon Media Group, Inc. for the period September 13, 2000 (date of inception) through December 31, 2000, which reflect a deficit accumulated during development stage of $533,167 and which is included in the financial statements presented for the period September 13, 2000 (date of inception) through December 31, 2000. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the cumulative period since September 13, 2000 (date of inception) through December 31, 2001, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Uncommon Media Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period September 13, 2000 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in its development stage and, as discussed in Note 1 to the financial statements, since its inception, the Company has incurred an accumulated deficit of approximately $6,000,000 and as of December 31, 2001, it has a working capital deficit of approximately $2,700,000. Additionally, the Company incurred a net loss of approximately $5,400,000 and had negative cash flows from operations of approximately $1,000,000 during the year ended December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants

/s/ Moore Stephens Lovelace, P.A.

Orlando, Florida
April 17, 2002

                         Report of Independent Auditors

The Board of Directors
Uncommon Media Group, Inc.

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the period from September 13, 2000 (date of inception) to December 31, 2000 of Uncommon Media Group, Inc. (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the period from September 13, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and has accumulated a deficit during its development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/ Ernst & Young LLP




April 4, 2001

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $     1,878
     Accounts receivable                                                   12,000
     Prepaid expenses                                                       8,465
                                                                      -----------
         Total Current Assets                                              22,343
Property and Equipment:
     Furniture and fixtures                                                25,564
     Computer equipment                                                    17,466
     Leasehold improvements                                                49,561
                                                                      -----------
                                                                           92,591
     Less accumulated depreciation and amortization                       (23,464)
                                                                      -----------
          Property and equipment, net                                      69,127
Due from officers                                                          17,747
Deposits                                                                   30,000
                                                                      -----------
         Total assets                                                 $   139,217
                                                                      ===========
                     LIABILITITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                 $   860,794
     Accrued interest payable                                              22,620
     Accrued officers salaries                                            895,536
     Other accrued expenses                                               205,538
     Due to officers                                                      111,462
     Notes payable and other debt                                         586,500
                                                                      -----------
         Total current liabilities                                      2,682,450
                                                                      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  DEFICIT:
     Preferred Stock, $.01 par value, 500,000 shares authorized; no
       shares issued and outstanding                                           --
     Common Stock, $.01 par value, 200,000,000 shares authorized;
       35,960,167 shares issued and outstanding                           359,602
     Additional paid-in capital                                         4,329,348
     Deferred compensation                                             (1,274,650)
     Deficit accumulated during development stage                      (5,957,533)
                                                                      -----------
         Total Stockholders' Deficit                                   (2,543,233)
                                                                      -----------
         Total Liabilities and Stockholders' Deficit                  $   139,217
                                                                      ===========



                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     SEPTEMBER 13, 2000   SEPTEMBER 13, 2000
                                                                         YEAR             (DATE OF           (DATE OF
                                                                         ENDED           INCEPTION)          INCEPTION)
                                                                      DECEMBER 31,     TO DECEMBER 31,     TO DECEMBER 31,
                                                                          2001               2000               2001
                                                                      ------------       ------------       ------------
REVENUES, NET                                                         $     29,312       $         --       $     29,312

COST OF GOODS SOLD                                                         404,735                 --            404,735
                                                                      ------------       ------------       ------------

GROSS PROFIT (LOSS)                                                       (375,423)                --           (375,423)

OPERATING EXPENSES:
    Salaries and benefits                                                1,350,789            283,141          1,633,930
    Selling, general and administrative                                    646,072            152,810            798,882
    Consulting and professional fees                                     2,975,921             97,141          3,073,062
                                                                      ------------       ------------       ------------
         Total operating expenses                                        4,972,782            533,092          5,505,874
                                                                      ------------       ------------       ------------
OPERATING LOSS                                                          (5,348,205)          (533,092)        (5,881,297)
OTHER EXPENSES:
    Interest expense, including amortization of issuance costs              76,161                 75             76,236
                                                                      ------------       ------------       ------------
         Total other expenses                                               76,161                 75             76,236
                                                                      ------------       ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                  (5,424,366)          (533,167)        (5,957,533)
PROVISION FOR INCOME TAXES                                                      --                 --                 --
                                                                      ------------       ------------       ------------
NET LOSS                                                              $ (5,424,366)      $   (533,167)      $ (5,957,533)
                                                                      ============       ============       ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE                           $       (.17)      $       (.02)
                                                                      ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    31,536,747         21,382,000
                                                                      ============       ============


                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
           FOR THE PERIOD FROM SEPTEMBER 13, 2000 (DATE OF INCEPTION)
            TO DECEMBER 31, 2000 AND THE YEAR ENDED DECEMBER 31, 2001

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                             COMMON STOCK            ADDITIONAL                     DURING
                                                          PAR         PAID-IN       DEFERRED      DEVELOPMENT
                                           SHARES        VALUE        CAPITAL     COMPENSATION       STAGE          TOTAL
                                        -----------   -----------   -----------    -----------    -----------    -----------
BALANCES, SEPTEMBER 13, 2000                   --     $        --   $        --    $        --    $        --    $        --

Net loss for the period                        --              --            --             --       (533,167)      (533,167)
                                        -----------   -----------   -----------    -----------    -----------    -----------
BALANCES, DECEMBER 31, 2000                    --              --            --             --       (533,167)      (533,167)

Issuance of shares in payment of
  advances                                  277,667         2,777       277,223             --             --        280,000

Issuance of shares to officers
  retroactive to September 13, 2000      19,200,000       192,000      (192,000)            --             --             --

Issuance of shares for
  acquisition of IJC Ventures Corp       10,800,000       108,000      (108,000)            --             --             --

Proceeds from Fusion common stock
  purchase agreement, net of
  costs of $35,000                               --            --       429,500             --             --        429,500

Issuance of common stock in
  payment of consulting and
  professional services                   5,120,000        51,200     2,059,500     (2,101,700)            --          9,000

Issuance of shares in payment of
  debt issuance costs                       150,000         1,500        51,625             --             --         53,125

Issuance of shares to officers,
  directors, and employees                  412,500         4,125       705,641             --             --        709,766

Issuance of 200,000 warrants and
  2,375,000 options                              --            --     1,105,859       (608,000)            --        497,859

Amortization of deferred
  compensation                                   --            --            --      1,435,050             --      1,435,050

Net loss for the year                            --            --            --             --     (5,424,366)    (5,424,366)
                                        -----------   -----------   -----------    -----------    -----------    -----------
BALANCES, DECEMBER 31, 2001              35,960,167   $   359,602   $ 4,329,348    $(1,274,650)   $(5,957,533)   $(2,543,233)
                                        ===========   ===========   ===========    ===========    ===========    ===========



                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                     SEPTEMBER 13,2000   SEPTEMBER 13, 2000
                                                                                         (DATE OF            (DATE OF
                                                                    YEAR ENDED           INCEPTION)          INCEPTION)
                                                                    DECEMBER 31,       TO DECEMBER 31,     TO DECEMBER 31,
                                                                        2001                2000               2001
                                                                    -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(5,424,366)        $  (533,167)        $(5,957,533)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock based compensation                                         2,651,675                  --           2,651,675
     Amortization and depreciation                                       20,539               2,925              23,464
     Interest expense                                                    53,125                  75              53,200
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                    (12,000)                 --             (12,000)
     Decrease (increase) in prepaid expenses                              8,958             (17,423)             (8,465)
     Increase in deposits                                                (9,000)            (21,000)            (30,000)
     Increase in due from officers                                      (17,747)                 --             (17,747)
     Increase in accrued officers salaries                              777,384             118,152             895,536
     Increase in accounts payable and other accrued expenses            920,584             168,293           1,088,877
     Increase in due to officers                                         50,652              60,810             111,462
                                                                    -----------         -----------         -----------
   Net cash used in operating activities                               (980,196)           (221,335)         (1,201,531)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for furniture, equipment, and leasehold
     improvements                                                       (27,186)            (65,405)            (92,591)
                                                                    -----------         -----------         -----------
   Net cash used in investing activities                                (27,186)            (65,405)            (92,591)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                             559,000             325,000             884,000
   Proceeds from Fusion common stock purchase agreement                 429,500                  --             429,500
   Repayment of  borrowings                                             (17,500)                 --             (17,500)
                                                                    -----------         -----------         -----------
   Net cash provided by financing activities                            971,000             325,000           1,296,000
                                                                    -----------         -----------         -----------
(DECREASE) INCREASE IN CASH                                             (36,382)             38,260               1,878
CASH AT THE BEGINNING OF THE PERIOD                                      38,260                  --                  --
                                                                    -----------         -----------         -----------
CASH AT THE END OF THE PERIOD                                       $     1,878         $    38,260         $     1,878
                                                                    ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest expense                                               $        --         $        --         $        --
                                                                    ===========         ===========         ===========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2001:

         Issuance of 5,120,000 shares of common stock to outside consultants valued at $2,110,700, in payment of consulting and professional fees.

         Issuance of 150,000 shares of common stock valued at $53,125, in payment of debt issuance costs.

         Issuance of 412,500 shares of common stock to officers, directors and employees valued at $709,766, in payment of compensation and consulting and professional fees.

         Issuance of 200,000 warrants to purchase common stock to outside consultants valued at $273,000, in payment of consulting and professional fees.


                    SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OFCASH FLOWS, CONTINUED


YEAR ENDED DECEMBER 31, 2001, CONTINUED:

         Issuance of 375,000 options to outside consultants to purchase common stock valued at $292,859, in payment of consulting and professional fees.

         Issuance of an option to an officer to purchase 2,000,000 shares of common stock valued at $540,000 in connection with the terms of his employment agreement.


PERIOD FROM SEPTEMBER 13, 2000 (DATE OF INCEPTION)
TO DECEMBER 31, 2000:
         None











                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

         BUSINESS

         Uncommon Media Group, Inc. (the "Company") was founded on September 13, 2000, and is a development stage enterprise. The Company provides media solutions and services to traditional advertisers, consumers and suppliers by combining software applications with real-time Internet interaction. The Company also provides targeted marketing campaigns for advertisers.

         Pursuant to a share purchase agreement dated December 8, 2000, IJC Ventures Corp. ("IJC") acquired all of the outstanding common stock of the Company. The transaction was accounted for as a reverse acquisition whereby the Company was treated as the acquirer and IJC as the acquiree, because the Company's stockholders owned a majority of the combined Company's shares outstanding as of the closing date (the "Acquisition"). In connection with the Acquisition, on February 9, 2001, the Company issued 19,200,000 shares of common stock to its officers.

         IJC was a public registrant whose common stock was traded on the over the counter bulletin board and had no operations or activities through the closing of the acquisition. As of the closing date of the acquisition IJC stockholders held 10,800,000 shares of the Company's common stock. Pro forma financial information for the Acquisition has not been presented because it is not considered material to the operations of the Company.

         BASIS OF PRESENTATION

         The accompanying financial statements reflect the historical cost of the Company's assets and liabilities. Significant accounts and transactions between the Company and its affiliates are disclosed as related party transactions.

         GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 2001, and the period from inception through December 31, 2000, the Company incurred losses of $5,424,366 and $533,167, respectively and at December 31, 2001, had a stockholders' deficit of $2,543,233. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         LIQUIDITY AND PLAN OF OPERATION

         As of December 31, 2001, the Company had cash of $1,878 and a deficiency in working capital of $2,660,107, respectively.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to significant expansion of its customer base in order to eventually achieve profitable operations. Based upon its current business plan, the Company believes it will generate sufficient cash flow through operations and external sources of capital to meet its obligations in a timely manner during the year ending December 31, 2002. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


         USE OF ESTIMATES

         The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided on the straight-line basis as follows:



                                                         ESTIMATED
                                                        USEFUL LIFE
                                                        -----------
             Furniture and Fixtures                       5 years
             Computer equipment                           3 years
             Leasehold improvements                       5 years

         Expenditures for maintenance and repairs are expensed as incurred. Expenditures which materially increase values, or extend useful lives are capitalized.

         INCOME TAXES

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets are also established for the future tax benefits of loss and credit carryforwards. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

         NET LOSS PER SHARE OF COMMON STOCK

         The basic and diluted net loss per common share, in the accompanying statements of operations, are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share for the year ended December 31, 2001, since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive. For the period from inception through December 31, 2000, there were no potentially dilutive securities outstanding.

         STOCK-BASED COMPENSATION

         The Company accounts for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation costs for stock options, if any, is measured as the excess of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the common stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based upon the market value on the date of grant.

         SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain with its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000

         REVENUE RECOGNITION

         The Company provides targeted marketing campaigns and interactive Internet programs with multilingual capabilities in the form of CD Roms to advertisers, consumers, and suppliers of media and music. Revenue is recognized when the CD Roms are distributed to the publications or other medium of advertising specified within the contracts governing the campaigns and interactive programs.

         During the course of production of CD Roms, all direct costs of production to the extent they do not exceed the estimated revenues to be realized on the contract are deferred and are expensed at the conclusion of the contract when the CD Roms are distributed to the publications or other medium of advertising specified within the contracts governing the campaigns and interactive programs. Estimated costs incurred or to be incurred in excess of estimated revenues to be realized are expensed when it is evident that a loss will be incurred on the contract.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash, accounts receivable, accounts payable, accrued expenses, officers loans and notes payable and other debt approximate their fair value because of the short-term maturity of these instruments.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash accounts in U.S. banks and the total balance of cash at December 31, 2001, is insured by the F.D.I.C. The balance of accounts receivable of $12,000 is due from one customer.

         RECLASSIFICATIONS

         Certain reclassifications have been made in the financial statements for the period ended December 31, 2000, in order to conform with the presentation for the year ended December 31, 2001.

2.       INCOME TAXES:

         The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit for the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of a net operating loss, due to uncertainty regarding its realizability.

         At December 31, 2001, the Company had a net operating loss carryforward of $5,920,000 related to U.S. federal and state jurisdictions. Utilization of the net operating loss, which begins to expire starting in 2021, may be subject to certain limitations under the Internal Revenue Code of 1986, as amended, and other limitations under state and federal tax laws.

                                                       2001          2000
                                                  -----------    -----------
    Net operating loss                            $ 2,015,000    $   199,791
    Valuation allowance for deferred tax assets    (2,015,000)      (199,791)
                                                  -----------    -----------
    Deferred tax asset, net                       $        --    $        --
                                                  ===========    ===========

3.       NOTES PAYABLE AND OTHER DEBT:

         During the year ended December 31, 2001, the Company borrowed an additional $454,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO"), an affiliated entity and made principal payments totaling $17,500. At December 31, 2001, the Company had total debt outstanding of $486,500 under the MIDO loans and $20,222 in accrued interest. Principal and accrued interest are due on May 1, 2002.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000

         During August and September 2001, the Company received an aggregate of $100,000 from three individuals in exchange for promissory notes ("the Notes"). In connection with the Notes, the Company agreed to issue 150,000 shares of common stock to two of the individuals. The face value of the Notes were discounted to reflect the fair value of the shares issued of $53,125 and such amount was accreted and charged to interest expense during the original term of the Notes ending in December 2001. Two of the Notes accrue interest at an annual rate of 10%. The maturity date of the three notes have been extended to various dates in 2002.

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

4.       STOCKHOLDERS' DEFICIT:

         Pursuant to agreements dated January 15, 2001, the Company issued 200,000 shares of common stock to consultants in exchange for certain services. On June 18, 2001, one of the consulting agreements terminated when the consultant became an officer of the Company. The Company recognized an expense of $575,260 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations. An additional $12,240 of expense will be recognized over the remaining term of the agreement.

         During March 2001, the Company also issued warrants to an outside consultant for the right to purchase 100,000 shares of the Company's common stock at $0.01 per share. The warrants were granted on March 21, 2001 for past services rendered by the consultant and expire on March 21, 2006. During the year ended December 31, 2001, the Company recognized an expense of $155,000, based on the fair value of the warrants issued, which is included in consulting and professional fees in the accompanying statements of operations. No warrants have been exercised to date.

         On April 18, 2001, the Company entered into an agreement with a non-affiliated entity whereby the Company agreed to pay a monthly fee of $7,500, during a twelve month period commencing on April 1, 2001, to the entity in exchange for communications and investor relations services. In connection with the agreement, the Company issued 150,000 shares of common stock. On November 14, 2001 the Company issued an additional 50,000 shares of common stock in connection with the agreement and agreed to issue an additional 25,000 shares of common stock on March 1, 2002. The Company recognized an expense of $183,775 during the year ended December 31, 2001, based on the fair value of the shares, which is included in consulting and professional fees in the accompanying statements of operations. An additional expense of $65,425 will be recognized over the remaining term of the agreement.

         On May 11, 2001, the Company issued 212,500 shares of common stock to its employees and certain outside consultants. The Company recognized an expense of $378,516 during the year ended December 31, 2001, based on the fair value of the shares, of which $111,331 is included in salaries and benefits and $267,185 is included in consulting and professional fees, respectively, in the accompanying statements of operations. On May 11, 2001, the Company also issued 200,000 shares of common stock and options for the right to purchase an additional 100,000 shares of common stock at $0.01 per share to three of its directors for past services rendered to the Company. The Company recognized an expense of $512,359 during the year ended December 31, 2001 based on the fair value of the shares and options issued, which is included in consulting and professional fees in the accompanying statements of operations. No options have been exercised to date.

         On June 13, 2001, the Company agreed to pay $1,500 per month to an outside consultant and issued 420,000 shares of common stock in exchange for investor and public relation services over a one-year period. The Company recognized an expense of $344,250 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations. The Company will also recognize an additional expense of $285,750 over the remaining term of the agreement.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000

         During June 2001, the Company also issued warrants to an outside consultant for the right to purchase 50,000 shares of the Company's common stock at $1.00 per share, 25,000 shares at $1.50 per share, and 25,000 shares at $2.00 per share. The warrants were granted on June 30, 2001, for past services rendered by the consultant, and expire on June 29, 2006. The Company recognized an expense of $118,000 during the year ended December 31, 2001, based on the fair value of the warrants, which is included in consulting and professional fees in the accompanying statements of operations. No warrants have been exercised to date.

         On June 18, 2001, the Company granted an option to purchase 2,000,000 shares of common stock at a per share exercise price of $1.08 to its Chief Financial and Operating Officer in connection with the terms of his employment agreement. The option expires in five years and vests over a three year period commencing on the grant date at the rate of 33.33% per year. The Company recognized an expense of $105,000 for the year ended December 31, 2001, which represents a portion of the excess of the market price of the common stock on the grant date over the exercise price of the options granted. The Company will recognize an additional expense of $435,000 over the remainder of the vesting period ending in June 2004.

         During July 2001, the Company issued options to an outside consulting firm for the right to purchase 25,000 shares of the Company's common stock at $1.50 per share, 25,000 shares at $1.75 per share and 25,000 shares at $2.00 per share. The options were granted on July 12, 2001, for past services rendered by the consulting firm, and expire on July 12, 2003. An expense of $43,750 was recognized during the year ended December 31, 2001, and is included in consulting and professional fees in the accompanying statements of operations. No options have been exercised to date.

         On July 24, 2001, the Company entered into agreements with two non-affiliated entities whereby the Company agreed to issue 200,000 shares of common stock to the entities in exchange for communications and investor relations services over a twelve month period. In connection with the agreements, the Company also issued options for the right to purchase 200,000 shares of common stock at $0.40 per share. The options expire on July 24, 2004. The Company recognized an expense of $68,808 during the year ended December 31, 2001, based on the fair value of the shares and options issued, which is included in consulting and professional fees in the accompanying statements of operations. The Company will also recognize an additional expense of $89,192 over the remaining term of the agreement. No options have been exercised to date.

         On July 25, 2001 the Company entered into an agreement with a non-affiliated entity whereby the Company issued 250,000 shares of common stock to the entity in exchange for communication services over a six month period. The Company recognized an expense of $101,707 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations. The Company will also recognize an additional expense of $15,793 over the remaining term of the agreement.

         On November 17, 2001, the Company entered into an agreement with a non-affiliated entity whereby the Company issued 3,000,000 shares of common stock to the entity in exchange for business opportunity and strategic planning services to be provided over a period of one year. The Company recognized an expense of $45,000 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations. The Company will also recognize an additional expense of $315,000 over the remaining term of the agreement.

         On November 30, 2001, the Company entered into an agreement with MIDO an affiliated entity whereby the Company issued 750,000 shares of common stock to MIDO in exchange for consulting services for a period of six months regarding potential business combinations or arrangements with strategic partners. The Company recognized an expense of $11,250 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations. The Company will also recognize an additional expense of $56,250 over the remaining term of the agreement.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


         On November 30, 2001, the Company issued 100,000 shares of common stock to an outside consultant in payment of legal services rendered to the Company. The Company recognized an expense of $9,000 during the year ended December 31, 2001, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying statements of operations.

         The following summarizes stock option activity for the year ended December 31, 2001:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                       AMOUNT         PRICE
                                                      ---------       -----
             Outstanding at December 31, 2000
             Granted                                  2,375,000       $1.00
             Exercised                                       --          --
             Forfeited                                       --          --
                                                      ---------       -----
             Outstanding as of December 31, 2001      2,375,000       $1.00
                                                      =========       =====

         The range of exercise prices for options outstanding at December 31, 2001 was $.01 to $2.00. The following table summarizes information about options outstanding at December 31, 2001:

                                                                         OUTSTANDING OPTIONS
                                                      ------------------------------------------------------
                                                                             WEIGHTED
                                                                              AVERAGE              WEIGHTED
                                                        NUMBER OF           CONTRACTUAL             AVERAGE
                  RANGE OF EXERCISE PRICES               SHARES           LIFE (IN YEARS)       EXERCISE PRICE
                  --------------------------         --------------     -----------------       ---------------
                        $0.01                              100,000               2.4                  $0.01
                        $0.40                              200,000               2.6                  $0.40
                        $1.08                            2,000,000               4.5                  $1.08
                        $1.50 - $2.00                       75,000               1.5                  $1.75
                                                         ---------
                                                         2,375,000                                    $1.00
                                                         =========


                                                                         EXERCISABLE OPTIONS
                                                               --------------------------------------
                                                                                        WEIGHTED
                                                                  NUMBER OF              AVERAGE
                  RANGE OF EXERCISE PRICES                         SHARES            EXERCISE PRICE
                  --------------------------------             ------------          ----------------
                        $0.01                                      100,000                 $0.01
                        $0.40                                      200,000                 $0.40
                        $1.50 - $2.00                               75,000                 $1.75
                                                                   -------
                                                                   375,000                 $0.57
                                                                   =======


         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost related to options issued to officers and employees has been recorded to the extent of the differences between the fair market value per share of the Company's common stock and the exercise price per share of the option on the date of grant. For the year ended December 31, 2001, an executive officer of the Company was issued an option to purchase 2,000,000 shares of common stock at an exercise price of $1.08 per share. All other outstanding common stock options to purchase 375,000 shares of the Company's common stock were granted to outside consultants.

         Had compensation cost for the Company's issue of a common stock option to one executive officer during the year ended December 31, 2001, been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro-forma amounts indicated below:

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


                                                                     UNAUDITED
                                                                     ---------
                          Net loss as reported                     $(5,424,366)
                          Pro-forma net loss                       $(5,727,865)
                          Net loss per share as reported           $      (.17)
                          Pro-forma net loss per share             $      (.18)

          The Company utilizes the Black-Scholes option pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2001; dividends yield of 0%; expected average annual volatility of 97.0%; average annual risk free interest rate of 4%; and expected terms averaging five years.

         At December 31, 2001, the Company had reserved the following shares of common stock for issuance:


                          Outstanding stock options exercisable  at
                          $.01 to $2.00 per share                      2,375,000

                          Outstanding warrants exercisable at
                          $.01 to $2.00 per share                        200,000

                          Shares issuable to a consultant                 25,000

                          Shares issuable under financing
                          cooperation agreements                       3,869,111
                                                                       ---------

                          Total
                                                                       6,469,111
                                                                       =========

5.       COMMON STOCK PURCHASE AGREEMENT:

         On May 4, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion), a Chicago based institutional investor. Under the common stock purchase agreement, Fusion agreed to purchase up to $10 million of the Company's common stock over a 40 month period, subject to a six month extension. The Company has the right to (i) terminate this agreement at any time at no cost, and (ii) decrease the amount of, or suspend sales of common stock to Fusion at any time as long as the market price per share of the Company's common stock is below $25. The purchase price of the shares will be equal to the lesser of (1) $25 or (2) a price based upon the future market price of the common stock without any fixed discount to the market price.

         The commencement of the funding was subject to certain conditions including the effectiveness of a registration statement covering the resale of the shares sold to Fusion pursuant to the common stock purchase agreement. However, pursuant to financing cooperation agreements, certain current stockholders guaranteed to Fusion the Company's obligations under the common stock purchase agreement. As a result of such guarantees, Fusion agreed to waive the requirement for an effective registration statement and began funding the common stock purchase agreement on May 21, 2001.

         On May 10, 2001, the Company entered into financing cooperation agreements with certain of its stockholders. Under such agreements, the Company's stockholders have agreed to transfer shares of the Company's common stock in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company has agreed to issue a promissory note to each stockholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such stockholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement to Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


         The Company has the right at any time to convert the outstanding balance under any of the notes into common stock at a per share price equal to the average of the five consecutive closing sale prices of the Company's common stock during the five trading days ending on the trading day immediately preceding the date on which the Company delivers a Notice of Exercise.

         On the effective date of the financing cooperation agreements, Fusion received 750,000 shares of the Company's common stock as a commitment fee. The shares were provided by certain of the Company's existing stockholders under the financing cooperation agreements and the Company issued $750,000 of promissory notes to the stockholders, in connection with the shares provided on May 10, 2001.

         The Company received $464,500 from Fusion in connection with the common stock purchase agreement, which is reflected as an increase in additional paid-in capital in the accompanying statement of stockholders' deficit, net of costs incurred of $35,000.

         It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $3,750,000 plus accrued interest of approximately $119,111 as of December 31, 2001.


6.       COMMITMENTS:

         The Company leases office space under a noncancelable operating lease which expires on October 13, 2005. Rental expense for the year ended December 31, 2001, was $85,774. Future minimum rental commitments under the noncancelable operating lease are as follows:

                          2002                          $    87,384
                          2003                               90,004
                          2004                               92,708
                          2005                               86,669
                                                        -----------
                          Total                         $   356,765
                                                        ===========

         On June 18, 2001, the Company entered into a three year employment agreement with each of its four executive officers which provide for an aggregate of $940,000 per year in base compensation to such officers. The agreement for one officer provided for a grant of an option to purchase 2,000,000 shares of common stock . Each of the executives is entitled to an annual performance bonus of $100,000 payable in quarterly installments in the year following the year earned, provided the executive achieves performance targets. In addition if each of the executives meet their performance goals for each of the years 2001 through 2003 then on or before March 31st of each such year, he shall receive an additional immediately-vested Incentive Stock Option to purchase up to 300,000 shares of the Company's common stock at the market price on such date.

         The Company is party to various consulting and advisory contracts at December 31, 2001. The Company's remaining commitment under such contracts as of December 31, 2001, relates to the payment of consulting fees of $39,000 and issuance of 25,000 shares of common stock during the year ending December 31, 2002.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


7.       RELATED PARTY TRANSACTIONS:

         At December 31, 2000, the Company was indebted to two of its officers in the amount of $60,810 for non-interest bearing advances made to the Company by such officers.

         During the year ended December 31, 2001, the Company borrowed a total of $134,127 from its officers and made payments and interest free advances to such officers in the amount of $101,222. The loans, which are interest free, were provided to facilitate the development of the Company. During the year ended December 31, 2001, the Company also made non-interest bearing advances to certain of its officers. At December 31, 2001, the amounts are reflected in the accompanying financial statements as follows:

                          Due from officers                     $  17,747
                          Due to officers                       $ 111,462

8.       SUBSEQUENT  EVENTS:

         Subsequent to December 31, 2001, the Company entered into consulting agreements with five unrelated parties relating to matters involving investor relations, marketing and promotion of the Company's CD Rom products and corporate finance matters. Pursuant to such contracts, the Company agreed to issue an aggregate of 2,625,000 shares of the Company's common stock and to pay monthly consulting fees over varying terms in the amount of $14,000 per month which will aggregate $78,000 for the year ended December 31, 2002. In connection with one of the contracts, the Company agreed to make cash payments of $150,000, $100,000 and $100,000 on March 1, 2002, July 1, 2002 and November 1,
2002,respectively. The March 1, 2002 payment was not made on its scheduled due date. The Company has verbally advised two of the consultants that their contracts are cancelled and, accordingly, the Company has ceased making payments pursuant to such contracts.

         On April 8, 2002, the Company acquired ten percent of the outstanding shares of common stock of Ground Troop Marketing, Inc. ("Groundtroop") in exchange for payment of $100,000 of cash. The Company has the right to purchase an additional fifteen percent of Groundtroop on or before April 30, 2002, in exchange for cash of $150,000 and 3,000,000 shares of restricted common stock of the Company. The 3,000,000 shares are subject to first priority piggyback registration rights with any shares registered by the Company on behalf of any executive of the Company. The shareholders of Groundtroop are entitled to additional shares of common stock to the extent that the closing ask and bid price for the Company's common stock for the 30 day period immediately preceding the one year anniversary of the agreement, is less than one dollar per share.

         The Company also received a six month option to purchase the remaining seventy five percent of Groundtroop in exchange for a cash payment of $1,500,000 plus an additional 3,000,000 shares of restricted common stock of the Company upon exercise of the option, with the same piggyback registration rights as described above. The Company may extend the option for an additional six months in exchange for a cash payment of $250,000. If the option is extended the cash portion of the purchase price is increased to $2,000,000 (the "Extended Purchase Price") and the $250,000 payment made may be applied to the Extended Purchase Price.

         In the event that Groundtroop receives a valid written offer from any third party to acquire 100% of Groundtroop stock within one year from the date of this agreement, the Company has the right of first refusal to acquire the stock on the same terms and conditions as the third party offer. If the Company declines the right of first refusal and Groundtroop completes the sale transaction with any third party, then Groundtroop will split the proceeds of such sale 50/50 with the Company.

         The Company has agreed to pay the monthly salary of one of the Groundtroop officers in the amount of $13,750 commencing on May 1, 2002, which amounts are repayable to the Company in connection with the completion of the acquisition of Groundtroop stock.

                            UNCOMMON MEDIA GROUP, INC
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2001 AND 2000


         On March 29, 2002, the Company borrowed $300,000 pursuant to the terms of a $500,000 12% Convertible Debenture (the "Debenture") due in one year. The remaining $200,000 may be borrowed by the Company, at the option of the lender after the effectiveness of a registration statement to register the amount of shares applicable to the conversion of $500,000 principal amount of the debenture plus warrants issued by the Company to the lender. The agreement provides that the Company will issue the lender warrants to purchase three shares of the Company's common stock for each $1.00 of the principal balance outstanding on the convertible debenture. The warrants are exercisable for a period of three years from the date of funding of the debenture.

         The debenture is convertible into common stock at a conversion price of the lesser of $.09 or the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 50%.

         Interest on the debenture is payable quarterly in cash or in common stock of the Company. If the interest is paid by issuance of the Company's common stock the number of shares are determined using the conversion price formula described above.

         In connection with the above borrowing the Company entered into a three month consulting agreement with the lender regarding overall business strategies and strategic commercial matters affecting the Company. The agreement provides that the Company will pay the consultant a monthly fee of $13,000 in cash and 75,000 shares of the Company's common stock.

         The Company received net proceeds of $245,000 after payment of $39,000 of consulting fees and $16,000 of legal and other expenses associated with the borrowing.

         The Company intends to pursue a $5,000,000 lending arrangement with this lender pursuant to terms and conditions to be agreed upon at a later date.

         In connection with one of its financing arrangements, the Company has become aware of the possibility that legal action may be filed against the Company by one of the participants. The Company has not received any formal notice regarding such matter and is therefore unable to comment on the merits of any action that may be filed, if any. The Company believes that it is in compliance with all of the terms and conditions of the agreements relating to such financing arrangement.