Form 10QSB
period 2002-03-31
UNCOMMON MEDIA GROUP INC
filed 2002-06-18
CIK 1085774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission file number: 1-11386

                           UNCOMMON MEDIA GROUP, INC.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

          Florida                                                65-0911072
-------------------------------                               -----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

     33 West 54th Street, 2nd Floor
           New York, New York                                           10019
  ----------------------------------------                            ---------
  (Address of Principal Executive Offices)                            (Zip Code)

                                 (212) 956-1494
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X} No [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on May 20, 2002 (computed by reference to the closing bid price of $.04 on such date) was $1,053,099.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share as of May 20, 2002, was 62,989,171.

    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [x]

                           UNCOMMON MEDIA GROUP, INC.


                     INDEX TO CONDENSED FINANCIAL STATEMENTS


PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS
                                                                                                       PAGE
                                                                                                       ----
                  Condensed Balance Sheets as of March 31, 2002, (Unaudited) and                        2
                    December 31, 2001
                  Condensed Statements of Operations for the Three Months Ended March                   3
                    31, 2002 and  2001 (Unaudited)
                  Condensed Statement of Stockholders' Deficit for the Three Months                     4
                    Ended March 31, 2002  (Unaudited)
                  Condensed Statements of Cash Flows for the Three Months Ended March                   5-6
                    31, 2002 and 2001 (Unaudited)
                  Notes to Condensed Financial Statements (Unaudited)                                   7-13

                  ITEM 2.   Management's discussion and Analysis or Plan of Operation                   14-19


PART II.          OTHER INFORMATION


                  ITEM 1.   Legal Proceedings                                                           20

                  ITEM 2.   Change in Securities and Use of Proceeds                                    20

                  ITEM 6.   Exhibits and Reports on Form 8-K                                            21

                  SIGNATURES                                                                            22

                          PART I. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                              MARCH 31, 2002      DECEMBER 31, 2001
                                                                              --------------      -----------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                      $   197,800           $     1,878
     Accounts receivable                                                            12,000                12,000
     Prepaid expenses                                                                   --                 8,465
                                                                               -----------           -----------
         Total Current Assets                                                      209,800                22,343
Property and Equipment:
     Furniture and fixtures                                                         25,564                25,564
     Computer equipment                                                             17,466                17,466
     Leasehold improvements                                                         49,561                49,561
                                                                               -----------           -----------
                                                                                    92,591                92,591
     Less accumulated depreciation and amortization                                (28,675)              (23,464)
                                                                               -----------           -----------
          Property and equipment, net                                               63,916                69,127
Due from officers                                                                      797                17,747
Deposits                                                                            30,000                30,000
                                                                               -----------           -----------
         Total assets                                                          $   304,513           $   139,217
                                                                               ===========           ===========
                     LIABILITITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                              893,484           $   860,794
     Accrued interest payable                                                       30,763                22,620
     Accrued officers salaries                                                   1,129,036               895,536
     Other accrued expenses                                                        253,483               205,538
     Due to officers                                                               209,899               111,462
     Notes payable and other debt                                                  586,500               586,500
     12% convertible debenture                                                     300,000                    --
                                                                               -----------           -----------

         Total current liabilities                                               3,403,165             2,682,450
                                                                               -----------           -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  DEFICIT:
     Preferred Stock, $.01 par value, 500,000 shares authorized; no
       shares issued and outstanding                                                    --                    --
     Common Stock, $.01 par value, 200,000,000 shares authorized;
       38,260,167 and 35,960,167 shares issued and outstanding,                    382,602               359,602
       respectively
     Additional paid-in capital                                                  4,972,877             4,329,348
     Deferred compensation                                                      (1,092,234)           (1,274,650)
     Deficit accumulated during development stage                               (7,361,897)           (5,957,533)
                                                                               -----------           -----------
         Total Stockholders' Deficit                                            (3,098,652)           (2,543,233)
                                                                               -----------           -----------

         Total Liabilities and Stockholders' Deficit                           $   304,513           $   139,217
                                                                               ===========           ===========

                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                  SEPTEMBER 13, 2000
                                                               THREE MONTHS ENDED MARCH 31,            (DATE OF
                                                           ----------------------------------          INCEPTION)
                                                                                                       TO MARCH 31,
                                                               2002                  2001                  2002
                                                           ------------          ------------          ------------
REVENUES, NET                                              $         --          $         --          $     29,312

COST OF GOODS SOLD                                                   --                    --               404,735
                                                           ------------          ------------          ------------

GROSS PROFIT (LOSS)                                                  --                    --              (375,423)

OPERATING EXPENSES:
    Salaries and benefits                                       345,661               274,899             1,979,591
    Selling, general and administrative                         130,143               222,090               929,025
    Consulting and professional fees                            573,638               345,752             3,646,700
                                                           ------------          ------------          ------------
         Total operating expenses                             1,049,442               842,741             6,555,316
                                                           ------------          ------------          ------------
OPERATING LOSS                                               (1,049,442)             (842,741)           (6,930,739)
OTHER EXPENSES:
    Interest and debt issuance expense                          354,922                 1,869               431,158
                                                           ------------          ------------          ------------
         Total other expenses                                   354,922                 1,869               431,158
                                                           ------------          ------------          ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                       (1,404,364)             (844,610)           (7,361,897)
PROVISION FOR INCOME TAXES                                           --                    --                    --
                                                           ------------          ------------          ------------
NET LOSS                                                   $ (1,404,364)         $   (844,610)         $ (7,361,897)
                                                           ============          ============          ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE                $       (.04)         $       (.03)
                                                           ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         36,410,802            30,030,553
                                                           ============          ============



                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS'DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                                                                 DEFICIT
                                           COMMON STOCK                                        ACCUMULATED
                                         --------------------        ADDITIONAL                   DURING
                                                          PAR         PAID-IN      DEFERRED     DEVELOPMENT
                                          SHARES         VALUE        CAPITAL    COMPENSATION      STAGE           TOTAL
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, DECEMBER 31, 2001              35,960,167   $   359,602   $ 4,329,348   $(1,274,650)   $(5,957,533)   $(2,543,233)

Issuance of common stock in
  payment of consulting and
  professional fees                       2,300,000        23,000       296,750      (287,000)            --         32,750

Beneficial conversion feature
  attributable to the 12%
  Convertible Debenture,
  convertible into 6,423,983
  shares  of  common stock                       --            --       278,158            --             --        278,158

Issuance  of  900,000 warrants to
  holders of 12% Convertible
  Debenture                                      --            --        68,621            --             --         68,621

Amortization of deferred
  compensation                                   --            --            --       469,416             --        469,416

Net loss for the period                          --            --            --            --     (1,404,364)    (1,404,364)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, MARCH 31, 2002                 38,260,167   $   382,602   $ 4,972,877   $(1,092,234)   $(7,361,897)   $(3,098,652)
                                        ===========   ===========   ===========   ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SEPTEMBER 13, 2000
                                                                       THREE MONTHS ENDED MARCH 31,      (DATE OF  INCEPTION)
                                                                    --------------------------------        TO MARCH 31,
                                                                       2002                 2001                 2002
                                                                    -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(1,404,364)         $  (844,610)         $(7,361,897)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Stock based compensation and consulting                            502,166              246,797            3,153,841
     Amortization and depreciation                                        5,211                4,567               28,675
     Interest and debt issuance                                         346,779                1,869              399,979
       costs
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                         --                   --              (12,000)
     Decrease in prepaid expenses                                         8,465               16,141                   --
     Increase in deposits                                                    --                   --              (30,000)
     Decrease (increase) in due from officers                            16,950                   --                 (797)
     Increase in accrued officers salaries                              233,500              156,630            1,129,036
     Increase in accounts payable and other accrued                      88,778              183,533            1,177,655
       expenses
     Increase in due to officers                                         98,437               10,000              209,899
                                                                    -----------          -----------          -----------
   Net cash used in operating activities                               (104,078)            (225,073)          (1,305,609)
                                                                    -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs                                                         --              (20,000)                  --
   Payments for furniture, equipment, and leasehold                          --              (27,051)             (92,591)
                                                                    -----------          -----------          -----------
     improvements
   Net cash used in investing activities                                     --              (47,051)             (92,591)
                                                                    -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                             300,000              270,000            1,184,000
   Proceeds from Fusion common stock purchase                                --                   --              464,500
     agreement
   Financing costs                                                           --              (35,000)             (35,000)
   Repayment of  borrowings                                                  --                   --              (17,500)
                                                                    -----------          -----------          -----------
   Net cash provided by financing activities                            300,000              235,000            1,596,000
                                                                    -----------          -----------          -----------
INCREASE (DECREASE) IN CASH                                             195,922              (37,124)             197,800
CASH AT THE BEGINNING OF THE PERIOD                                       1,878               38,260                   --
                                                                    -----------          -----------          -----------
CASH AT THE END OF THE PERIOD                                       $   197,800          $     1,136          $   197,800
                                                                    ===========          ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest expense                                               $        --          $        --          $        --
                                                                    ===========          ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

THREE MONTHS ENDED MARCH 31, 2002:
         Issuance of 2,300,000 shares of common stock to outside consultants valued at $319,750, in payment of consulting and professional fees.

         Warrants to purchase 900,000 shares of the Company's Common Stock issuable in connection with the 12% Convertible Debenture, valued at $68,621 in payment of debt issue costs.

                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES CONTINUED:

THREE MONTHS ENDED MARCH 31, 2002 CONTINUED:

         Commitment to issue 6,423,983 shares of Common Stock in connection with the beneficial conversion feature of the 12% Convertible Debenture, valued at $278,158 in payment of debt issue costs.

THREE MONTHS ENDED MARCH 31, 2001:
         None



                             SEE ACCOMPANYING NOTES

                           UNCOMMON MEDIA GROUP, INC.
                           (DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United State for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report on Form 10-KSB for the year ended December 31, 2001.

         GOING CONCERN

         The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2001, financial statements contained an uncertainty relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company reported a net loss of $1,404,364 for the three months ended March 31, 2002, and had a working capital deficit and a stockholders' deficit of $3,193,365 and $3,098,652 respectively, at March 31, 2002. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         LIQUIDITY AND PLAN OF OPERATION

         As of March 31, 2002, the Company had cash of $197,800 and a working capital deficit of $3,193,365, respectively.

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

         NET LOSS PER SHARE OF COMMON STOCK

         The basic and diluted net loss per common share, in the accompanying statements of operations, are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2002 and 2001, since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the financial statements for the three months ended March 31, 2001, in order to conform with the presentation for the three months ended March 31, 2002.

2.       INVESTMENT IN GROUNDTROOP MARKETING, INC. :

         On April 8, 2002, the Company acquired ten percent of the outstanding shares of common stock of Ground Troop Marketing, LLC ("Groundtroop") in exchange for payment of $100,000 of cash and on April 30, 2002 acquired an additional fifteen percent of Groundtroop, in exchange for cash of $150,000 and the commitment to issue 3,000,000 shares of restricted common stock of the Company at a future date to be agreed upon among the parties. The 3,000,000 shares are subject to first priority piggyback registration rights with any shares registered by the Company on behalf of any executive of the Company. The shareholders of Groundtroop are entitled to additional shares of common stock to the extent that the closing ask and bid price for the Company's Common Stock for the 30 day period immediately preceding the one year anniversary of the agreement, is less than one dollar per share.

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

3.       NOTES PAYABLE AND OTHER DEBT:

         As of March 31, 2002, the Company was indebted to MIDO Consulting, Inc. ("MIDO"), an affiliated entity in the principal amount of $486,500 plus accrued interest of $26,220. The loan is unsecured and bears interest at a rate of 5% per annum. All principal and accrued interest were due and payable on May 1, 2002.

         The Company did not make the required principal and interest payment on the loan on its scheduled maturity date of May 1, 2002, and advised the lender that alternate payment arrangements will be required. The parties were unable to reach agreement on alternate payment arrangements and on May 15, 2002, the lender instituted legal proceedings against the Company for breach of contract and unjust enrichment. (See Note 7.)

         As of March 31, 2002, the Company was indebted to three individuals in the aggregate principal amount of $100,000 plus accrued interest of $4,247. Two of the Notes bear interest at the rate of 10% per annum and the fair value of the Notes were discounted to reflect the fair value of the shares issued to the lenders of $53,125 and such amount was accreted and charged to interest expense during the year ended December 31, 2001. The scheduled principal payments on these loans, as amended in 2002, are as follows:


                          May 31, 2002                          $ 25,000
                          June 15, 2002                           25,000
                          August 15, 2002                         50,000
                                                                --------
                          Total                                 $100,000
                                                                ========


         The $25,000 payments due on May 31, 2002 and June 15, 2002, were not made on their scheduled due dates. The Company intends to request an extension of such payments from the lender.

4.       12% CONVERTIBLE DEBENTURE:

         On March 29, 2002, the Company borrowed $300,000, pursuant to the terms of a $500,000 12% Convertible Debenture (the "Debenture"), due in one year. The remaining $200,000 may be borrowed by the Company, at the option of the lender after the effectiveness of a registration statement to register the amount of shares applicable to the conversion of $500,000 principal amount of the debenture plus warrants issued by the Company to the lender. The Company agreed to issue to the lender warrants to purchase three shares of the Company's Common Stock for each $1.00 of the principal balance outstanding on the Convertible Debenture. The warrants to purchase 900,000 shares of the Company's Common Stock are exercisable for a period of three years from the date of funding of the Debenture. The warrants were valued at $68,620 and such amount was charged to interest and debt issuance expense during the three months ended March 31, 2002, since the warrants are immediately exercisable.

         The Debenture is convertible into common stock at a conversion price of the lesser of $.09 or the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 50%.

         The beneficial conversion feature of the Debenture was valued based upon a discounted per share price of $.0467, based upon the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the issuance of the Debenture. The $278,158 value assigned to the beneficial conversion feature was charged to interest and debt issuance expense during the three months ended March 31, 2002, since the Debenture was immediately convertible into common stock.

         In connection with the above borrowing the Company entered into a three month consulting agreement with the lender regarding overall business strategies and strategic commercial matters affecting the Company. The Company paid the consultant a total fee of $39,000 in cash and 225,000 shares of the Company's Common Stock, which were valued at their fair market value on the dates issued aggregating $30,000. The Company recorded an aggregate expense of $69,000, which is included in consulting and professional fees in the accompanying condensed statement of operations for the three months ended March 31, 2002.

         The Company received net proceeds of $245,000 after payment of $39,000 of consulting fees and $16,000 of legal and other expenses associated with the borrowing.

         During May 2002, the Company advised the lender that it intends to redeem the $300,000 principal balance of the Debenture, in accordance with the prepayment provision contained in the agreement, for an aggregate of $390,000 of cash plus 4,000,000 shares of the Company's Common Stock. The $200,000 fair value assigned to the 4,000,000 shares will be netted against the amounts previously recorded for the warrants to purchase 900,000 shares of common stock, as well as the value assigned to the beneficial conversion feature of the Debenture. Such shares, when issued, will be in lieu of the shares reserved for issuance pursuant to the warrants issued to the lender, as well as the shares reserved for issuance pursuant to the beneficial conversion feature contained in the Debenture. (See Note 6.) The Company is presently seeking to obtain the necessary financing to fund the $390,000 redemption price. The $90,000 excess of the redemption price over the principal balance of the Debenture will be charged to interest expense during the period the redemption is completed.

5.       RELATED PARTY TRANSACTIONS:

         During the three months ended March 31, 2002, the Company borrowed a total of $139,287 from its officers and made payments and interest free advances to such officers in the amount of $23,900. The loans, which are interest free, were provided to facilitate the development of the Company. During the three months ended March 31, 2002, the Company also made non-interest bearing advances to certain of its officers. At March 31, 2002, the amounts are reflected in the accompanying financial statements as follows:

                          Due from officers                           $     797
                          Due to officers                             $ 209,899

6.       STOCKHOLDERS' DEFICIT:

         On February 15, 2002, the Company entered into an agreement with an unrelated entity whereby the Company issued 50,000 shares of common stock in exchange for consulting services pertaining to the entertainment industry. The term of the agreement is for one year. The Company recognized an expense of $875 during the three months ended March 31, 2002, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying condensed statement of operations. The Company will also recognize an additional expense of $6,125 over the remaining term of the agreement.

         On March 1, 2002, the Company issued an additional 25,000 shares of common stock to an unrelated entity in accordance with the terms of a consulting agreement which expired by its terms on April 1, 2002. The Company recognized an expense of $2,750 during the three months ended March 31, 2002, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying condensed statement of operations.

         On March 20, 2002, the Company entered into a one year agreement with an unrelated individual whereby the Company issued 2,000,000 shares of common stock in exchange for consulting services relating to potential mergers, acquisitions and other strategic business opportunities. The Company recognized an expense of $9,333 during the three months ended March 31, 2002, based on the fair value of the shares issued, which is included in consulting and professional fees in the accompanying condensed statement of operations. The Company will also recognize an additional expense of $270,667 over the remaining term of the agreement.

         See Note 4 for a description of the warrants issuable in connection with the 12% Convertible Debenture, as well as shares issuable in connection with the beneficial conversion feature of the Debenture and shares issued to the lender in payment of consulting fees.

         The following summarizes stock option activity for the three months ended March 31, 2002:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                       AMOUNT            PRICE
                                                       ------            -----
            Outstanding at December 31, 2001
            Granted                                   2,375,000          $1.00
            Exercised                                        --             --
            Forfeited                                        --             --
                                                      ---------          -----
            Outstanding as of March 31, 2002          2,375,000          $1.00
                                                      =========          =====

         The range of exercise prices for options outstanding at March 31, 2002 was $.01 to $2.00. See Note 8 for a description of the cancellation of an option to purchase 2,000,000 shares of common stock at an exercise price of $1.08 per share granted to the Company's Chief Financial Officer on June 18, 2001.

         In connection with a common stock purchase agreement dated May 4, 2001, with Fusion Capital Fund II, LLC ("Fusion"), the Company entered into financing cooperation agreements with certain of its stockholders whereby the stockholders guaranteed to Fusion the Company's obligation under the common stock purchase agreement. As a result of such guarantees, Fusion agreed to provide funding under the common stock purchase agreement. Pursuant to the terms of the financing cooperation agreements the stockholders agreed to transfer shares of the Company's Common Stock to Fusion in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company agreed to issue a promissory note to each stockholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such stockholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement with Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011.

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

         It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $3,750,000 plus accrued interest of approximately $193,084 as of March 31, 2002.


         At March 31, 2002, the Company had reserved the following shares of common stock for issuance:


                  Outstanding stock options exercisable  at
                  $.01 to $2.00 per share                            2,375,000

                  Outstanding warrants exercisable at
                  $.01 to $2.00 per share                              200,000

                  Warrants issuable to holders of 12%
                  Convertible Debenture, exercisable at $.08           900,000

                  Shares issuable in connection with the
                  beneficial conversion feature of the 12%
                  Convertible Debenture                              6,423,983

                  Shares issuable under financing
                  cooperation agreements                             3,943,084
                                                                    ----------

                  Total
                                                                    13,842,067
                                                                    ==========

7.       COMMITMENTS AND CONTINGENGIES:

         COMMITTMENTS

         The Company leases office space under a noncancelable operating lease which expires on October 13, 2005. Effective February 1, 2002, the Company's monthly rental increased to $12,210 from $7,210, as a result of additional space occupied by the Company. Rental expense for the three months ended March 31, 2002, was $31,630. Future minimum rental commitments under the noncancelable operating lease are as follows:

                     Twelve Months Ending
                          March 31:

                          2003                                        $  142,984
                          2004                                           152,420
                          2005                                           151,116
                                                                     -----------
                          Total                                      $   446,520
                                                                     ===========

         The Company's annual base salary commitment under its employment agreements with its four executive officers aggregates $940,000. For the three months ended March 31, 2002, the Company recorded payroll expense of $235,000 pursuant to such contracts and made cash payments aggregating $1,500. The balance of $233,500 is included in accrued officers salaries in the accompanying condensed balance sheet.

         On May 7, 2002, the Company amended the payment terms of a consulting agreement with an unrelated party, entered into on March 1, 2002, whereby the Company agreed to pay an aggregate of $350,000 in nine payments of $15,000 between May 10, 2002, and October 25, 2002, and payments of $100,000 and $115,000 on November 15, 2002, and January 17, 2003, respectively. The $15,000 payment due on May 10, 2002, was not made on its scheduled due date. The payments due in May 2002, aggregating $30,000 were not made on their scheduled due dates.

         On May 1, 2002, the Company formally advised the parties to three consulting agreements that their agreements were cancelled for failure to perform under the terms of such agreements. The Company had previously ceased making payments under such agreements pursuant to verbal notice of cancellation given to each party. The Company did not record $57,750, of expense during the quarter ended March 31, 2002, as a result of such cancellations.

         CONTINGENCIES

         On May 15, 2002, the Company was served with a Complaint filed in the U.S. District Court, Southern District of New York by MIDO Consulting Canada, Inc. ("MIDO") alleging breach of contract and unjust enrichment in connection with certain loans to the Company by MIDO.

         The Company acknowledges the principal amount of the indebtedness, however intends to assert certain defenses and affirmative defenses that may ultimately reduce the amount owed by the Company to MIDO. The principal amount of the indebtedness of $486,500 is reflected in Notes PPayable and Other Debt in the accompanying condensed balance sheets

         As of March 31, 2002, the Company had $34,463 of unpaid delinquent payroll taxes which are included in Other Accrued Expenses in the accompanying condensed balance sheet.

8.       SUBSEQUENT  EVENTS:

         On May 4, 2002, the Company entered into a loan agreement with an unrelated party to borrow up to a maximum of $150,000. The note has no stated interest rate and is repayable in the amount of $300,000 on or before December 31, 2002. In connection with the loan agreement, the Company agreed to pay the lender additional consideration equal to 10% of the proceeds received by the Company upon the sale of Groundtroop, plus warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.10 per share, in the event that Groundtroop is sold before December 31, 2002. Additionally, if Groundtroop is not sold by December 31, 2002, the Company will issue the lender warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10.

         As of May 22, 2002, the Company had received $150,000 under the terms of the loan agreement, which was used to fund the Company's purchase of fifteen percent of the outstanding shares of Groundtroop.

         On May 14, 2002, the Company entered into a one year consulting agreement with the lender whereby the Company agreed to issue 2,000,000 shares of restricted common stock of the Company in exchange for general business consulting services. The common stock will be valued at its fair market value of $100,000 on May 14, 2002, and will be charged to expense ratably over the one year period commencing on such date.

         On May 9, 2002, the Board of Directors of the Company approved the issuance of an aggregate of 24,636,696 shares of the Company's Common Stock to the Company's four executive officers in satisfaction of an aggregate of $1,108,651 of accrued payroll. The shares will be valued at their market value on May 8, 2002.

         On May 22, 2002, the Company agreed to cancel the outstanding option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.08 per share which was granted to the Company's Chief Financial and Operating Officer in connection with the terms of his employment agreement. The option was exercisable over a three year period commencing on the grant date at the rate of 33.33% per year. In exchange for cancellation of the option the Company agreed to issue 3,000,000 shares of restricted common stock of the Company to the officer effective as of May 22, 2002. The shares of common stock will be valued at their fair market value of $90,000 as of May 21, 2002. The Company will record an expense of $454,000 during the quarter ending June 30, 2002, which consists of $364,000 attributable to the unamortized value of the cancelled option, plus $90,000 attributable to the 3,000,000 restricted shares that will be received by the officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) our limited operating history, (ii) our lack of revenues and anticipated continued losses, (iii) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (iii) our dependence on an a business model that involves a distribution strategy that has no meaningful precedent, (iv) the uncertainty of the markets' acceptance of our Uncommon CD's, and (v) our ability to retain and attract qualified personnel. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that the expectations reflected in these forward-looking statements will prove to have been correct.

         There are many factors associated with forward-looking statements that can cause actual results to differ from those projected, forecast or otherwise referenced. In addition to the forward-looking statements, and any other information contained in this report, readers should carefully consider the risk factors that are incorporated by reference herein from our annual report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 29, 2002, as well as the risks and uncertainties disclosed in the Company's other filings with the SEC.

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

RESULTS OF OPERATIONS

         During the period from September 13, 2000, through March 31, 2002, we generated revenues of $29,312 in connection with one CD release of approximately 350,000 CD Roms and incurred $404,735 of direct production costs associated therewith which resulted in a gross loss (excess of direct costs over revenues) of $375,423. The direct costs incurred to produce the CD Roms was higher than anticipated due to a programming error made by one of the Company's media vendors. The error required us to produce corrected copies of the CD Roms which resulted in additional costs for programming and shipping aggregating approximately $225,000. In addition, we incurred an additional expense of approximately $25,000 to create the software that will help automate the authoring of future distributions for this customer.

MARCH 31, 2002 VS MARCH 31, 2001

         For the three months ended March 31, 2002 and 2001, our operating expenses were comprised as follows:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   2002             2001
                                                                   ----             ----
            Salaries and benefits, including
              $45,000    of stock based compensation            $  345,661       $ 274,899
              in 2002
            Selling, general and administrative
              expenses                                             130,143         222,090
            Consulting and professional fees,
              including $502,166 and $246,797 of stock
              based compensation in 2002 and 2001,
              respectively                                         573,638         345,752
                                                                ----------       ---------
            Total operating expenses                            $1,049,442       $ 842,741
                                                                ==========       ==========

         The $70,762 increase in salaries and benefits for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, is primarily attributable to the $62,500 of salary accrued for the Company's Chief Financial and Operating Officer during the 2002 period, plus $45,000 of non-cash compensation attributable to such officer in the 2002 period, which were potentially offset by a $22,336 decrease in salary for support staff employees and a $14,402 decrease in benefits applicable to all employees in the 2002 period. The Chief Financial and Operating Officer became a full time employee in June 2001.

         The $91,947 decrease in selling, general and administrative expenses in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, is primarily attributable to a $50,621 decrease in travel and related expenses in the 2002 period as a result of reduced travel in relation to the original formation and capitalization of the Company, as well as a $40,000 reduction attributable to the cost of attending trade shows in the 2001 period. Additional reductions of $12,480 for information technology expense, $21,318 of printing and reproduction expense and $5,026 in all other general overhead expenses are also attributable to a reduction of expense associated with the initial formation and capitalization of the Company. The above decreases were partially offset by a $9,998 increase in rent expense attributable to additional office space which was occupied effective February 1, 2002, and $27,500 of expense associated with the development of a new Website.

         For the three months ended March 31, 2002 and 2001, consulting and professional fees were comprised as follows:

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                 2002                   2001
                                                                                 ----                   ----
                          Accounting fees                                     $  31,195              $ 38,230
                          Legal fees                                             35,527                21,650
                          Other consulting and professional fees,
                            Billed charges                                       49,750                39,075
                             Stock based compensation                           457,166               246,797
                                                                              ---------             ---------

                          Total                                               $ 573,638             $ 345,752
                                                                              =========             =========

         Other consulting and professional fees include services for business and strategic planning including mergers and acquisitions, investor and public relations, marketing and advertising and information technology.

         Interest and debt issuance costs for the three months ended March 31, 2002 and March 31, 2001, were $354,922 and $1,869, respectively. The increase of $353,053 in the 2002 period is primarily attributable to the debt issuance costs associated with the $68,621 value attributable to the 900,000 warrants issuable in connection with the 12% Convertible Debenture, as well as the $278,158 value assigned to the 6,423,983 shares issuable to the lender in connection with the beneficial conversion feature contained in the Debenture. Interest expense on all other debt increased by $6,274 during the 2002, period due to a higher balance of debt outstanding in the 2002 period as compared to the 2001 period.

         Our net loss for the three months ended March 31, 2002 was $1,404,364 or $.04 per share of our common stock compared to a net loss of $844,610 or $.03 per share of our common stock for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         From September 13, 2000, (date of inception) through March 31, 2002, our primary sources of financing have been from private placement of our common stock, private placement of debt instruments, proceeds from the Fusion common stock purchase agreement, proceeds from the 12% Convertible Debenture and non-interest bearing advances from officers of the Company.

         During the period ended December 31, 2000, the Company borrowed $50,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO Consulting, Inc. ("MIDO") an affiliated entity.

         During the year ended December 31, 2001, the Company borrowed an additional $454,000 in the form of unsecured loans bearing interest at an annual rate of 5% from MIDO and made principal payments totaling $17,500. At March 31, 2002, the Company had total debt outstanding of $486,500 under the MIDO loans and $26,220 in accrued interest. All principal and accrued interest were due and payable on May 1, 2002.

         The Company did not make the required principal and interest payment on the loan on its scheduled maturity date of May 1, 2002, and advised the lender that alternate payment arrangements will be required. The parties were unable to reach agreement on alternate payment arrangements and on May 15, 2002, the lender instituted legal proceedings against the Company for breach of contract and unjust enrichment. See "Part II, Item I LEGAL PROCEEDINGS."

         During August and September 2001, the Company received $100,000 from three individuals in exchange for promissory notes ("the Notes"). In connection with the Notes, the Company issued 150,000 shares of common stock to two of the individuals. The face value of the Notes were discounted to reflect the fair value of the shares issued of $53,125 and such amount was accreted and charged to interest expense during the original term of the Notes ending in December 2001. Two of the Notes accrue interest at an annual rate of 10%. The maturity date of the notes were extended to various dates in 2002 and are due and payable as follows:


                          May 31, 2002                                $ 25,000
                          June 15, 2002                                 25,000
                          August 15, 2002                               50,000
                                                                     ---------
                          Total                                      $ 100,000
                                                                     =========

         The $25,000 payments due on May 31, 2002 and June 15, 2002, were not made on their scheduled due dates. The Company intends to request an extension of such payments from the lender.

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

         In connection with a common stock purchase agreement dated May 4, 2001, with Fusion Capital Fund II, LLC ("Fusion"), the Company entered into financing cooperation agreements with certain of its stockholders whereby the stockholders guaranteed to Fusion the Company's obligation under the common stock purchase agreement. As a result of such guarantees, Fusion agreed to provide funding under the common stock purchase agreement. Pursuant to the terms of the financing cooperation agreements the stockholders agreed to transfer shares of the Company's Common Stock to Fusion in connection with the common stock purchase agreement. In consideration for each share received by Fusion under the financing cooperation agreements, the Company agreed to issue a promissory note to each stockholder in an amount equal to (i) the aggregate dollar amount actually paid under any guaranty entered into by such stockholder and (ii) an amount equal to $1.00 for each share of common stock sold under the financing agreement with Fusion. The promissory notes bear interest at 8% per year from issuance and are due on May 10, 2011.

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

         It is the Company's intention to satisfy the promissory note obligations under the financing cooperation agreements through the issuance of additional shares of common stock on the maturity date of such notes. As such, no liability has been recorded for the promissory notes totaling $3,750,000 plus accrued interest of approximately $193,084 as of March 31, 2002.

         On March 29, 2002, the Company borrowed $300,000, pursuant to the terms of a $500,000 12% Convertible Debenture (the "Debenture"), due in one year. The remaining $200,000 may be borrowed by the Company, at the option of the lender after the effectiveness of a registration statement to register the amount of shares applicable to the conversion of $500,000 principal amount of the debenture plus warrants issued by the Company to the lender. The Company agreed to issue to the lender warrants to purchase three shares of the Company's Common Stock for each $1.00 of the principal balance outstanding on the Convertible Debenture. The warrants to purchase 900,000 shares of the Company's Common Stock are exercisable for a period of three years from the date of funding of the Debenture. The warrants were valued at $68,620 and such amount was charged to interest and debt issuance expense during the three months ended March 31, 2002, since the warrants are immediately exercisable.

         The Debenture is convertible into common stock at a conversion price of the lesser of $.09 or the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the conversion date, discounted by 50%.

         The beneficial conversion feature of the Debenture was valued based upon a discounted per share price of $.0467, based upon the average of the lowest three inter day trading prices during the 20 trading days immediately prior to the issuance of the Debenture. The $278,158 value assigned to the beneficial conversion feature was charged to interest and debt issuance expense during the three months ended March 31, 2002, since the Debenture was immediately convertible into common stock.

         In connection with the above borrowing the Company entered into a three month consulting agreement with the lender regarding overall business strategies and strategic commercial matters affecting the Company. The Company paid the consultant a total fee of $39,000 in cash and 225,000 shares of the Company's Common Stock, which were valued at their fair market value on the dates issued aggregating $30,000. The Company recorded an aggregate expense of $69,000, which is included in consulting and professional fees in the accompanying condensed statement of operations for the three months ended March 31, 2002.

         The Company received net proceeds of $245,000 after payment of $39,000 of consulting fees and $16,000 of legal and other expenses associated with the borrowing.

         During May 2002, the Company advised the lender that it intends to redeem the $300,000 principal balance of the Debenture, in accordance with the prepayment provision contained in the agreement, for an aggregate of $390,000 of cash plus 4,000,000 shares of the Company's Common Stock. The $200,000 fair value assigned to the 4,000,000 shares will be netted against the amounts previously recorded for the warrants to purchase 900,000 shares of common stock, as well as the value assigned to the beneficial conversion feature of the Debenture. Such shares, when issued, will be in lieu of the shares reserved for issuance pursuant to the warrants issued to the lender, as well as the shares reserved for issuance pursuant to the beneficial conversion feature contained in the Debenture. See Note 5. The Company is presently seeking to obtain the necessary financing to fund the $390,000 redemption price. The $90,000 excess of the redemption price over the principal balance of the Debenture will be charged to interest expense during the period the redemption is completed.

         On April 8, 2002, the Company acquired ten percent of the outstanding shares of common stock of Ground Troop Marketing, LLC ("Groundtroop") in exchange for payment of $100,000 of cash and on April 30, 2002 acquired an additional fifteen percent of Groundtroop, in exchange for cash of $150,000 and the commitment to issue 3,000,000 shares of restricted common stock of the Company at a future date to be agreed upon among the parties. The 3,000,000 shares are subject to first priority piggyback registration rights with any shares registered by the Company on behalf of any executive of the Company. The shareholders of Groundtroop are entitled to additional shares of common stock to the extent that the closing ask and bid price for the Company's Common Stock for the 30 day period immediately preceding the one year anniversary of the agreement, is less than one dollar per share.

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

         During the three months ended March 31, 2002, the Company borrowed a total of $139,287 from its officers and made payments and interest free advances to such officers in the amount of $23,900. The loans, which are interest free, were provided to facilitate the development of the Company. During the three months ended March 31, 2002, the Company also made non-interest bearing advances to certain of its officers. At March 31, 2002, the amounts are reflected in the accompanying financial statements as follows:

                          Due from officers                           $     797
                          Due to officers                             $ 209,899

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

         On May 4, 2002, the Company entered into a loan agreement with an unrelated party to borrow up to a maximum of $150,000. The note has no stated interest rate and is repayable in the amount of $300,000 on or before December 31, 2002. In connection with the loan agreement, the Company agreed to pay the lender additional consideration equal to 10% of the proceeds received by the Company upon the sale of Groundtroop, plus warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.10 per share, in the event that Groundtroop is sold before December 31, 2002. Additionally, if Groundtroop is not sold by December 31, 2002, the Company will issue the lender warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10.

         As of May 22, 2002, the Company had received $150,000 under the terms of the loan agreement, which was used to fund the Company's purchase of fifteen percent of the outstanding shares of Groundtroop.

         On May 14, 2002, the Company entered into a one year consulting agreement with the lender whereby the Company agreed to issue 2,000,000 shares of restricted common stock of the Company in exchange for general business consulting services. The common stock will be valued at its fair market value of $100,000 on May 14, 2002, and will be charged to expense ratably over the one year period commencing on such date.

         On May 9, 2002, the Board of Directors of the Company approved the issuance of an aggregate of 24,636,696 shares of the Company's Common Stock to the Company's four executive officers in satisfaction of an aggregate of $1,108,651 of accrued payroll. The shares were valued at their market value on May 8, 2002.

         On May 22, 2002, the Company agreed to cancel the outstanding option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $1.08 per share which was granted to the Company's Chief Financial and Operating Officer in connection with the terms of his employment agreement. The option was exercisable over a three year period commencing on the grant date at the rate of 33.33% per year. In exchange for cancellation of the option the Company agreed to issue 3,000,000 shares of restricted common stock of the Company to the officer effective as of May 22, 2002. The shares of common stock will be valued at their fair market value of $90,000 as of May 21, 2002. The Company will record an expense of $454,000 during the quarter ending June 30, 2002, which consists of $364,000 attributable to the unamortized value of the cancelled option, plus $90,000 attributable to the 3,000,000 restricted shares that will be received by the officer.

         The Company does not intend to pay dividends in the foreseeable future.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  On May 15, 2002, the Company was served with a Complaint filed in the U.S. District Court, Southern District of New York by MIDO Consulting Canada, Inc. ("MIDO") alleging breach of contract and unjust enrichment in connection with certain loans to the Company by MIDO.

                  The Company acknowledges the principal amount of the indebtedness, however intends to assert certain defenses and affirmative defenses that may ultimately reduce the amount owed by the Company to MIDO. The principal amount of the indebtedness of $486,500 is reflected in Notes Payable and Other Debt in the accompanying balance sheets.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The following were private issuances of securities by the Company in transactions not involving a public offering and which were exempt from the registration provisions of the securitites Act of 1933 pursuant to
Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

                  During the three months ended March 31, 2002, the Company issued an aggregate of 225,000 shares of the Company's Common Stock to the lender in connection with the 12% Convertible Debenture, as payment for consulting fees for the three months ended March 31, 2002. The shares were valued at their fair market value on the dates issued aggregating $30,000.

                  On February 15, 2002, the Company entered into a consulting agreement with an unrelated entity whereby the Company issued 50, 000 shares of the Company's Common Stock in exchange for consulting services pertaining to the entertainment industry. The shares were valued at their fair market value on the date issued of $7,000.

                  On March 1, 2002, the Company issued an additional 25,000 shares to an unrelated entity in accordance with the terms of a consulting agreement. The shares were valued at their fair market value on the date issued of $2,750.

                  On March 20, 2002, the Company entered into a consulting agreement with an unrelated individual whereby the Company issued 2,000,000 shares of the Company's Common Stock in exchange for consulting services relating to potential mergers, acquisitions and other strategic business opportunities. The shares were valued at their fair market value on the date issued of $280,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:


            EXHIBIT                                               DESCRIPTION
            -------                                               -----------
            10.1            Consulting agreement between the Company and N.I.R. Group, LLC dated January 1, 2002.*
            10.2            Consulting agreement between the Company and Liebowitz Roberts & Ritholz, LLP dated February 15, 2002.*
            10.3            Promotional Services Agency Agreement between the Company and Full Dimension Marketing, Inc. dated
                            March 1, 2002.*
            10.4            Consulting agreement between the Company and Mitchell Rubinson dated March 20, 2002.*
            10.5            Term Sheet for the 12% Secured Convertible Debenture dated March 25, 2002.*
            10.6            Memorandum of agreement between the Company and Groundtroop Marketing, Inc. dated April 8, 2002.*
            10.7            Loan agreement between the Company and Howard Fuchs dated May 3, 2002.*
            10.8            Promissory note between the Company and Howard Fuchs dated May 3, 2002.*
            10.9            Personal guaranty between Lawrence Gallo and Howard Fuchs dated May 3, 2002.*
            10.10           Consulting agreement between the Company and Howard Fuchs dated May 14, 2002.*
            10.11           Addendum to terms of Promotional Services Agency Agreement between the Company and Full Dimension
                            Marketing, Inc. dated May 6, 2002.*

* To be filed by Amendment.


                  (b) The following report on Form 8-K was filed during the quarter ended on March 31, 2002:


                           (i) On March 19, 2002, the Company filed a Current Report on Form 8-K disclosing a change in the Company's certifying accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Uncommon Media Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  June 17, 2002                    By: /s/ Lawrence Gallo
                                           -------------------------------------------------------
                                            Lawrence Gallo, Chairman of the Board, Chief Executive
                                            Officer (Principal Executive Officer) and Director


DATE:  June 17, 2002                    By: /s/ Bruce Magown
                                           --------------------------------------------------------
                                            Bruce Magown, Chief Financial Officer, Chief Operating
                                            Officer (Principal Financial and Accounting Officer)
                                            and Director